Form 10-Q
period 2007-06-30
Apple REIT Eight, Inc.
filed 2007-08-03
CIK 1387361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-140548

Apple REIT Eight, Inc.

(Exact name of registrant as specified in its charter)

Virginia	20- 8268625
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 East Main Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s common shares outstanding as of August 1, 2007: 4,761,915

Apple REIT Eight, Inc.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets - June 30, 2007 and January 22, 2007 (initial capitalization)	3
	Consolidated Statements of Operations - Three months ended June 30, 2007 and Period from January 22, 2007 (initial capitalization) through June 30, 2007	4
	Consolidated Statements of Cash Flows - Period from January 22, 2007 (initial capitalization) through June 30, 2007	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (not applicable)
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	15

Signatures		16

Apple REIT Eight, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	January 22, 2007 (Initial Capitalization)
Assets
Cash	$42,068	$24,110
Prepaid Offering Costs	473,447	10,000

Total Assets	$515,515	$34,110

Liabilities and Shareholders' Equity
Note Payable	$250,000	$—
Accrued expenses	317,536	10,000

Total Liabilities	567,536	10,000

Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 10 shares	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24,000	24,000
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 10 shares	110	110
Retained deficit	(76,131)	—

Total Shareholders' Equity	(52,021)	24,110

Total Liabilities and Stockholders' Equity	$515,515	$34,110

See Notes to consolidated financial statements.

Apple REIT Eight, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2007	For the period January 22, 2007 (initial capitalization) through June 30, 2007
Revenue	$—	$—

Expenses:
General and Administrative	67,536	67,996
Interest	5,213	8,135

Total Expenses	72,749	76,131

Net loss	$(72,749)	$(76,131)

Net loss per common share	$(7,274.90)	$(7,613.10)

Weighted average common shares	10	10

See Notes to consolidated financial statements.

Apple REIT Eight, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

For the period January 22, 2007 (initial capitalization) through June 30, 2007
Cash flow from operating activities:
Net loss	$(76,131)
Changes in operating assets and liabilities:
Accrued expenses	67,536

Net cash used in operating activities	(8,595)

Cash flow from investing activities	—

Cash flow from financing activities
Cash paid for offering costs	(223,447)
Proceeds from line of credit	250,000

Cash provided by financing activities	26,553

Increase in cash and cash equivalents	17,958

Cash and cash equivalents, beginning of period	24,110

Cash and cash equivalents, end of period	$42,068

See Notes to consolidated financial statements.

APPLE REIT EIGHT, INC.

Notes to Consolidated Financial Statements

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited January 22, 2007 consolidated balance sheet. Operating results for the period from January 22, 2007 (initial capitalization) through June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Organization

Apple REIT Eight, Inc. (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has no operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 shares of common stock and Series A preferred stock were purchased by Apple Eight Advisors, Inc. and 240,000 Series B convertible shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Income Taxes

The Company intends to make an election to be treated, and expects to qualify, as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company will be allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation only at the shareholder level. The Company’s continued qualification as a REIT will depend on its compliance with numerous requirements, including requirements as to the nature of its income and distribution of dividends.

The Company has established Apple Eight Hospitality Management, Inc. as a 100% owned taxable REIT subsidiary (“TRS”). The TRS will lease all hotels from the Company and be subject to income tax at regular corporate rates on any income that it would earn.

Start Up Costs

Start up costs incurred will be expensed.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

Offering costs have been deferred and recorded as prepaid expense. Upon the commencement of the Company’s offering these costs will be recorded as a reduction to Shareholders’ equity.

Earnings Per Common Share

Basic earnings per common share will be computed upon the weighted average number of shares outstanding during the year. Diluted earnings per share will be calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at June 30, 2007. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares.

Investments in Real Estate

Real estate will be stated at cost, net of depreciation, and including real estate brokerage commissions paid to Apple Suites Realty, Inc. (“ASRG”) and other due-diligence costs reimbursed to Apple Eight Advisors, Inc. (“ASA”). Repair and maintenance costs will be expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation will be computed using the straight-line method over the estimated useful lives of the assets, which are 39 years for buildings and major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: 1) For a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year. 2) For group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year. 3) For major repairs to buildings, furniture, fixtures and equipment, the repair must be at least $2,500, and the useful life of the asset must be substantially extended.

The Company will record impairment losses on real estate used in the operations if indicators of impairment are present, and the undiscounted cash flows (cash inflows less associated cash outflows) estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value, and its carrying value.

The Company accounts for acquisitions utilizing the purchase method, and accordingly, the results of the acquisition real estate are included in the Company’s results of operations from the date of acquisition. The Company allocates the purchase price to the acquired tangibles, consisting of land, building and improvements, other assets, liabilities, and if material, identified intangible assets and liabilities including above/below market leases and at-market leases in place based on their fair values. All liabilities with maturities in excess of one year assumed in connection with an acquisition are marked to market at the date of the acquisition using a market interest rate in effect at that date for similar debt agreements with similar maturities. The resulting premium or discount is amortized into interest expense over the life of the related debt agreement using the effective interest method.

2. Offering of Shares

The Company intends to raise capital through a “best-efforts” offering of shares by David Lerner Associates (the “Managing Dealer”), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold.

The minimum offering must be sold within one year from the beginning of this offering or the offering will terminate and investors’ subscription payments, with interest, will be refunded to investors. Pending sale of such minimum offering amount, investors’ subscription payments will be placed in an escrow account with American Stock Transfer & Trust Company.

With each purchase of one common share, the Company will issue one Series A preferred share. The Series A preferred shares will have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company’s assets. The priority will be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. In the event the Company pays special dividends, the amount of the $11.00 priority will be reduced by the amount of any special dividends approved by the board. The Series A preferred shares will not be separately tradable from the common shares to which they relate.

3. Related Parties

The Company has negotiated and entered into, a Property Acquisition and Disposition Agreement with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. The fees paid to ASRG will be capitalized as part of the purchase price of the properties.

The Company has negotiated and entered into, an advisory agreement with ASA to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services.

ASRG and ASA are 100% owned by Glade M. Knight, chairman and president of the Company. ASRG and ASA may purchase in the “best efforts” offering up to 2.5% of the total number of shares sold in the offering.

Mr. Knight is also chairman and chief executive officer of Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc.

4. Stock Incentive Plans

The Company intends to adopt two stock incentive plans (the “Incentive Plan” and “Directors’ Plan”) to provide incentives to attract and retain directors, officers and key employees. The plans provide for the grant of options to purchase a specified number of shares of common stock (“Options”) or grants of restricted shares of common stock (“Restricted Stock”) to selected employees and directors of the Company. Following consummation of the offering, a Compensation Committee (“Committee”) will be established to implement and administer the plans. The Committee will be responsible for granting Options and shares of Restricted Stock and for establishing the exercise price of Options and the terms and conditions of Restricted Stock.

5. Series B Convertible Preferred Stock

The Company has authorized 240,000 shares of Series B convertible preferred stock. The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, chairman, chief executive officer and president of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into Common Shares of the Company upon and for 180 days following the occurrence of any of the following events:

(1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use Apple Suites Realty to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $1 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$ 50 million	0.92321
$ 100 million	1.83239
$ 150 million	3.19885
$ 200 million	4.83721
$ 250 million	6.11068
$ 300 million	7.29150
$ 350 million	8.49719
$ 400 million	9.70287
$ 450 million	10.90855
$ 500 million	12.11423
$ 550 million	13.31991
$ 600 million	14.52559
$ 650 million	15.73128
$ 700 million	16.93696
$ 750 million	18.14264
$ 800 million	19.34832
$ 850 million	20.55400
$ 900 million	21.75968
$ 950 million	22.96537
$ 1 billion	24.17104

In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value).

6. Line of Credit

The Company obtained an unsecured line of credit in a principal amount of $400,000 to fund some of the offering expenses. The lender is Wachovia Bank, N.A. The line of credit bears interest at the bank’s prime rate. Interest is payable monthly. Glade M. Knight, the Company’s chairman, chief executive officer and president, guaranteed repayment of the line of credit. Mr. Knight will not receive any consideration in exchange for providing this guarantee. The maturity date of the line of credit is January 30, 2008. The Company may prepay the line of credit without premium or penalty. Borrowings by the Company will be repaid with proceeds from the sale of Units. The outstanding balance at June 30, 2007 was $250,000.

7. Subsequent Events

The minimum offering of 4,761,905 Units at $10.50 per Unit was sold as of July 27, 2007, with proceeds net of commissions and marketing expenses totaling $45 million. The Company is continuing its offering at $11.00 per Unit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

Overview

Apple REIT Eight, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owns no properties and has no operating history, was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 shares of common stock and Series A preferred stock were purchased by Apple Eight Advisors, Inc. and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries Apple Eight Hospitality, Apple Eight Residential, Apple Eight Ventures and Apple Eight Hospitality Management. All intercompany accounts and transactions have been eliminated.

Results of Operations (January 22, 2007 through June 30, 2007)

Liquidity and Capital Resources

The Company intends to raise capital through a “best-efforts” offering of shares by David Lerner Associates, Inc. (the “Managing Dealer”), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold.

The minimum offering of 4,761,905 Units at $10.50 per Unit was sold as of July 27, 2007, with proceeds net of commissions and marketing expenses totaling $45 million. The Company is continuing its offering at $11.00 per Unit.

Each Unit consists of one common share and one Series A preferred share. The Series A preferred shares will have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company’s assets. The priority would be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. The Series A preferred shares will not be separately tradable from the common shares to which they relate.

During the period ending June 30, 2007, the Company incurred $473,447 of offering costs which are reflected in prepaid expense on the Company’s balance sheet. Upon closing the minimum offering, the offering costs will reduce the proceeds recorded in shareholders’ equity.

Line of Credit

The Company has obtained an unsecured line of credit in a principal amount of $400,000 to fund some of its offering expenses. The lender is Wachovia Bank, N.A. The line of credit bears interest at the bank’s prime rate. Interest is payable monthly. Glade M. Knight, the Company’s chairman, chief executive officer and president, has guaranteed repayment of the line of credit. Mr. Knight will not receive any consideration in exchange for providing this guarantee. The maturity date of the line of credit is January 2008. The Company may prepay the line of credit without premium or penalty. As of June 30, 2007, the outstanding balance was $250,000.

Related Party Transactions

The Company has negotiated and entered into, a Property Acquisition and Disposition Agreement with ASRG, to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. The fees paid to ASRG will be capitalized as part of the purchase price of the properties.

The Company has negotiated and entered into, an advisory agreement with ASA to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services.

ASRG and ASA are 100% owned by Glade M. Knight, chairman and president of the Company. ASRG and ASA may purchase in the “best efforts” offering up to 2.5% of the total number of shares sold in the offering.

Mr. Knight is also chairman and chief executive officer of Apple Hospitality Five, Inc., Apple REIT Six, Inc. and Apple REIT Seven, Inc., other hospitality REITs.

Series B Convertible Preferred Stock

The Company has authorized 240,000 shares of Series B convertible preferred stock. The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, chairman, chief executive officer and president of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into Common Shares of the Company upon and for 180 days following the occurrence of any of the following events:

(1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use Apple Suites Realty to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $1 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$ 50 million	0.92321
$ 100 million	1.83239
$ 150 million	3.19885
$ 200 million	4.83721
$ 250 million	6.11068
$ 300 million	7.29150
$ 350 million	8.49719
$ 400 million	9.70287
$ 450 million	10.90855
$ 500 million	12.11423
$ 550 million	13.31991
$ 600 million	14.52559
$ 650 million	15.73128
$ 700 million	16.93696
$ 750 million	18.14264
$ 800 million	19.34832
$ 850 million	20.55400
$ 900 million	21.75968
$ 950 million	22.96537
$ 1 billion	24.17104

In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at June 30, 2007, of $42,068, every 100 basis points change in interest rates will impact the Company’s annual net income by $421, all other factors remaining the same.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1	Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

1.2	Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

4.1	Promissory Note to Wachovia Bank, N.A. (Incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

4.2	Guaranty of Glade M. Knight. (Incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.1	Advisory Agreement between the Registrant and Apple Eight Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.3	Apple REIT Eight, Inc. 2007 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.4	Apple REIT Eight, Inc. 2007 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended (FILED HEREWITH)

31.2	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended (FILED HEREWITH)

32.1	Certification of the registrant’s Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Eight, INC.

By:	/S/ GLADE M. KNIGHT	Date: August 3, 2007
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/S/ BRYAN PEERY	Date: August 3, 2007
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)