Form 10-Q
period 2007-09-30
Apple REIT Eight, Inc.
filed 2007-11-02
CIK 1387361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-140548

Apple REIT Eight, Inc.

(Exact name of registrant as specified in its charter)

Virginia	20- 8268625
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer     ☐             Accelerated filer     ☐             Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Number of registrant’s common shares outstanding as of October 31, 2007: 57,155,809

Apple REIT Eight, Inc.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets - September 30, 2007 and January 22, 2007 (initial capitalization)	3
	Consolidated Statements of Operations - Three months ended September 30, 2007 and Period from January 22, 2007 (initial capitalization) through September 30, 2007	4
	Consolidated Statement of Cash Flows - Period from January 22, 2007 (initial capitalization) through September 30, 2007	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	18

Signatures		20

This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, Fairfield Inn® by Marriott, Residence Inn® by Marriott and Courtyard® by Marriott trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Apple REIT Eight, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2007	January 22, 2007 (Initial Capitalization)
Assets
Cash	$131,813	$24
Prepaid offering costs	—	10
Other assets	4,260	—

Total Assets	$136,073	$34

Liabilities and Shareholders’ Equity
Accrued expenses	$197	$10

Total Liabilities	197	10
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding14,098,984 and 10 shares	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 14,098,984 and 10 shares	136,604	—
Retained deficit	(752)	—

Total Shareholders’ Equity	135,876	24

Total Liabilities and Shareholders’ Equity	$136,073	$34

See notes to consolidated financial statements.

Apple REIT Eight, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30, 2007	For the period January 22, 2007 (Initial Capitalization) through September 30, 2007
Revenue	$—	$—
Expenses:
General and Administrative	241	309
Interest income, net	(663)	(655)

Net income	$422	$346

Basic and diluted earnings per common share	$0.08	$0.17

Weighted average shares outstanding - basic and diluted (000’s)	5,491	2,013
Distributions declared and paid per common share	$0.15	$0.15

See notes to consolidated financial statements.

Apple REIT Eight, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

(In thousands)

For the period January 22, 2007 (Initial Capitalization) through September 30, 2007
Cash flow from operating activities:
Net income	$346
Adjustments to reconcile net income to cash provided by operating activities:
Stock option expense	20
Changes in operating assets and liabilities:
Accrued expenses	107

Net cash provided by operating activities	473
Cash flow used in investing activities:
Deposits and other disbursements for potential acquisition of hotel properties	(4,260)

Net cash used in investing activities	(4,260)
Cash flow from financing activities:
Net proceeds related to issuance of common and preferred stock	136,674
Cash distributions paid to shareholders	(1,098)

Net cash provided by financing activities	135,576

Net increase in cash and cash equivalents	131,789
Cash and cash equivalents, beginning of period	24

Cash and cash equivalents, end of period	$131,813

See notes to consolidated financial statements.

APPLE REIT EIGHT, INC.

Notes to Consolidated Financial Statements

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited January 22, 2007 consolidated balance sheet included in the Company’s registration statement filed on Form S-11. Operating results for the period from January 22, 2007 (“Initial capitalization”) through September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Organization

Apple REIT Eight, Inc. (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which has no operating history, was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 shares of common stock and Series A preferred stock were purchased by Apple Eight Advisors, Inc. (“ASA”) and 240,000 Series B convertible shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Start Up Costs

Start up costs are expensed as incurred.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”), which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of September 30, 2007, the Company had sold 14,098,984 Units for gross proceeds of $152.7 million and proceeds net of offering costs of $136.6 million.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect during the period January 22, 2007 through September 30, 2007. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

2. Summary of Potential Acquisitions

As of September 30, 2007, the Company had entered into purchase contracts for 15 hotels. Five of the hotels were under development as of September 30, 2007, with expected completion dates in 2008 and 2009. Ten of the hotels are expected to close within the next six months. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of September 30, 2007 and in deposits and other disbursements for potential acquisition of hotel properties in the consolidated statement of cash flows. The following table summarizes the location, brand, gross purchase price, contract deposits, and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Franchise/Brand	Gross Purchase Price		Deposits Paid		Number of Rooms
Port Wentworth, Georgia	Hampton Inn	$10,000		(b	)	106
Bowling Green, Kentucky	Hampton Inn	18,000		(b	)	131
Somerset, New Jersey	Courtyard	16,000		(b	)	162
Concord, North Carolina	Hampton Inn	9,200		(b	)	101
Greensboro, North Carolina	SpringHill Suites	8,000		(b	)	82
Warwick, Rhode Island	Hilton Garden Inn	24,000		(b	)	160
Columbia, South Carolina	Hilton Garden Inn	21,200		(b	)	143
Harrisonburg, Virginia	Courtyard	22,500		(b	)	125
Tulare, California	Hampton Inn	10,331		5		86
Memphis, Tennessee	Hilton Garden Inn	17,150		250		120
Matthews, North Carolina	Hampton Inn	11,300		250		92
Orlando, Florida	Fairfield Inn	(a	)	(a	)	200
Orlando, Florida	SpringHill Suites	(a	)	(a	)	200
Tulsa, Oklahoma	Hampton Inn & Suites	10,000		100		102
Chattanooga, Tennessee	Homewood Suites	8,600		250		76

		$241,081		$3,855		1,886

(a)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $54,800 and a deposit of $1 million. These amounts are reflected in the totals shown in the table.

(b)	The total deposit for these hotels was $2 million on a combined basis. This amount is reflected in the total for deposits shown in the table.

3. Related Parties

The Company has negotiated and entered into, a Property Acquisition and Disposition Agreement with Apple Suites Realty Group, Inc. (“ASRG”), to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. The fees paid to ASRG will be capitalized as part of the purchase price of the properties.

The Company has negotiated and entered into, an advisory agreement with ASA to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services. Advisory fees and other reimbursable expenses incurred by the Company under the ASA advisory agreement during the three months ended September 30, 2007 were $82 thousand. For the period January 22, 2007 through September 30, 2007, the Company incurred $149 thousand for these expenses. These expenses are recorded in General and Administrative expense.

ASRG and ASA are 100% owned by Glade M. Knight, chairman and president of the Company. Mr. Knight is also chairman and chief executive officer of Apple REIT Six, Inc. and Apple REIT Seven, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc. and Apple REIT Seven, Inc.

4. Stock Incentive Plans

The Company has adopted two stock incentive plans (the “Incentive Plan” and “Directors’ Plan”) to provide incentives to attract and retain directors, officers and key employees. The plans provide for the grant of options to purchase a specified number of shares of common stock (“Options”) or grants of restricted shares of common stock (“Restricted Stock”) to selected employees and directors of the Company. A Compensation Committee (“Committee”) will implement and administer the plans. The Committee will be responsible for granting Options and shares of Restricted Stock and for establishing the exercise price of Options and the terms and conditions of Restricted Stock. In the third quarter of 2007, the Company issued 22,000 options under the Directors’ Plan and recorded $20 thousand in compensation expense.

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

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $1 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$150 million	3.19885
$200 million	4.83721
$250 million	6.11068
$300 million	7.29150
$350 million	8.49719
$400 million	9.70287
$450 million	10.90855
$500 million	12.11423
$550 million	13.31991
$600 million	14.52559
$650 million	15.73128
$700 million	16.93696
$750 million	18.14264
$800 million	19.34832
$850 million	20.55400
$900 million	21.75968
$950 million	22.96537
$1 billion	24.17104

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

6. Line of Credit

Prior to the commencement of the Company’s Unit offering, the Company obtained an unsecured line of credit in a principal amount of $400,000 to fund some of the offering expenses. The lender was Wachovia Bank, N.A. The line of credit was fully paid during August 2007.

7. Subsequent Events

In October 2007, the Company paid approximately $4.5 million in dividend distributions to its common shareholders, or $0.11 per outstanding common share.

On October 9, 2007, the Company entered into a purchase contract for the potential acquisition of a Hilton Garden Inn hotel in Annapolis, Maryland. The gross purchase price for the 126 room hotel is $24.9 million, and a refundable deposit of $250 thousand was paid by the Company in connection with the contract.

On October 25, 2007, the Company entered into a purchase contract for the potential acquisition of a Residence Inn hotel in Marlborough, Massachusetts. The gross purchase price for the 112 room hotel is $20.2 million, and a refundable deposit of $250 thousand was paid by the Company in connection with the contract.

During October 2007, the Company closed on the issuance of 43.1 million Units, representing gross proceeds to the Company of $473.6 million and proceeds net of selling and marketing costs of $426.3 million.

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

Overview

Apple REIT Eight, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owns no properties and has no operating history, was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 shares of common stock and Series A preferred stock were purchased by Apple Eight Advisors, Inc. (“ASA”) and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries Apple Eight Hospitality, Apple Eight Residential, Apple Eight Ventures and Apple Eight Hospitality Management. All intercompany accounts and transactions have been eliminated.

Results of Operations (January 22, 2007 through September 30, 2007)

During the period from the Company’s initial formation on January 22, 2007 through September 30, 2007, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities.

Liquidity and Capital Resources

The Company is raising capital through a “best-efforts” offering of shares by David Lerner Associates, Inc. (the “Managing Dealer”), which receives selling commissions and a marketing expense allowance based on proceeds of the shares sold. The minimum offering of 4,761,905 Units at $10.50 per Unit was sold as of July 27, 2007, with proceeds net of commissions and marketing expenses totaling $45 million. Subsequent to the minimum offering and through September 30, 2007, an additional 9.3 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $91.6 million. The Company is continuing its offering at $11.00 per Unit.

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

As of September 30, 2007, the Company had cash and cash equivalents totaling $131.8 million, primarily as a result of its sale of Units through that date. The Company intends to use funds generated from its “best-efforts” offering to invest in hotels, residential apartment communities and other commercial real estate. As of September 30, 2007, the Company has entered into purchase contracts for 15 hotels. Ten of these hotels are expected to close within the next six months. Five of the hotels are under development and are expected to close in 2008 and 2009. Although the Company believes there is a reasonable probability that it will acquire these hotels, there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in other assets in the Company’s consolidated balance sheet as of September 30, 2007.

The following table summarizes the location, brand, gross purchase price, contract deposits, and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Franchise/Brand	Gross Purchase Price		Deposits Paid		Number of Rooms
Port Wentworth, Georgia	Hampton Inn	$10,000		(b	)	106
Bowling Green, Kentucky	Hampton Inn	18,000		(b	)	131
Somerset, New Jersey	Courtyard	16,000		(b	)	162
Concord, North Carolina	Hampton Inn	9,200		(b	)	101
Greensboro, North Carolina	SpringHill Suites	8,000		(b	)	82
Warwick, Rhode Island	Hilton Garden Inn	24,000		(b	)	160
Columbia, South Carolina	Hilton Garden Inn	21,200		(b	)	143
Harrisonburg, Virginia	Courtyard	22,500		(b	)	125
Tulare, California	Hampton Inn	10,331		5		86
Memphis, Tennessee	Hilton Garden Inn	17,150		250		120
Matthews, North Carolina	Hampton Inn	11,300		250		92
Orlando, Florida	Fairfield Inn	(a	)	(a	)	200
Orlando, Florida	SpringHill Suites	(a	)	(a	)	200
Tulsa, Oklahoma	Hampton Inn & Suites	10,000		100		102
Chattanooga, Tennessee	Homewood Suites	8,600		250		76

		$241,081		$3,855		1,886

(a)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $54,800 and a deposit of $1 million. These amounts are reflected in the totals shown in the table.

(b)	The total deposit for these hotels was $2 million on a combined basis. This amount is reflected in the total for deposits shown in the table.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Although the Company owns no real estate, distributions since the initial capitalization through September 30, 2007 totaled $1.1 million and were paid at a monthly rate of $0.073334 per common share beginning in August 2007. For the same period the Company’s cash generated from operations was $473 thousand. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis, at an annualized dividend rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

Related Party Transactions

The Company has negotiated and entered into, a Property Acquisition and Disposition Agreement with Apple Suites Realty Group, Inc. (“ASRG”), to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses will be payable for these services. The fees paid to ASRG will be capitalized as part of the purchase price of the properties.

The Company has negotiated and entered into, an advisory agreement with ASA to provide management of the Company and its assets. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company in addition to certain reimbursable expenses will be payable for these services. Advisory fees and other reimbursable expenses incurred by the Company under the ASA advisory agreement during the three months ended September 30, 2007 were $82 thousand. For the period January 22, 2007 through September 30, 2007, the Company incurred $149 thousand for these expenses. These expenses are recorded in General and Administrative expense.

ASRG and ASA are 100% owned by Glade M. Knight, chairman and president of the Company.

Mr. Knight is also chairman and chief executive officer of Apple REIT Six, Inc. and Apple REIT Seven, Inc., other REITs. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc. and Apple REIT Seven, Inc.

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

(2) the termination or expiration without renewal of the advisory agreement, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the Company’s $1 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$150 million	3.19885
$200 million	4.83721
$250 million	6.11068
$300 million	7.29150
$350 million	8.49719
$400 million	9.70287
$450 million	10.90855
$500 million	12.11423
$550 million	13.31991
$600 million	14.52559
$650 million	15.73128
$700 million	16.93696
$750 million	18.14264
$800 million	19.34832
$850 million	20.55400
$900 million	21.75968
$950 million	22.96537
$1 billion	24.17104

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

Subsequent Events

In October 2007, the Company paid approximately $4.5 million in dividend distributions to its common shareholders, or $0.11 per outstanding common share.

On October 9, 2007, the Company entered into a purchase contract for the potential acquisition of a Hilton Garden Inn hotel in Annapolis, Maryland. The gross purchase price for the 126 room hotel is $24.9 million, and a refundable deposit of $250 thousand was paid by the Company in connection with the contract.

On October 25, 2007, the Company entered into a purchase contract for the potential acquisition of a Residence Inn hotel in Marlborough, Massachusetts. The gross purchase price for the 112 room hotel is $20.2 million, and a refundable deposit of $250 thousand was paid by the Company in connection with the contract.

During October 2007, the Company closed on the issuance of 43.1 million Units, representing gross proceeds to the Company of $473.6 million and proceeds net of selling and marketing costs of $426.3 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at September 30, 2007, of $131.8 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $1.3 million, all other factors remaining the same.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 2007:

Units Registered:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	86,363,636	Units	$11 per Unit	950,000,000

Totals:	91,125,541	Units		$1,000,000,000

Units Sold:

	4,761,905	Units	$10.50 per Unit	$50,000,000
	9,337,070	Units	$11 per Unit	102,707,766

Totals:	14,098,975	Units		$152,707,766

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	$15,270,777
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	853,595

Total Expenses of Issuance and Distribution of Common Shares	16,124,372

Net Proceeds to the Company	$136,583,394

1. Deposits and other costs associated with potential real estate acquisitions	$4,259,643
2. Repayment of other indebtedness, including interest expense paid	260,026
3. Investment and working capital	131,915,192
4. Fees to the following (all affiliates of officers of the Company):
a. Apple Eight Advisors, Inc.	148,533
a. Apple Suites Realty Group, Inc.	—
5. Fees and expenses of third parties	—
6. Other	—

Total of Application of Net Proceeds to the Company	$136,583,394

PART II. OTHER INFORMATION

EXHIBIT INDEX

Exhibit Number	Description of Documents

1.1	Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

1.2	Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.1	Advisory Agreement between the Registrant and Apple Eight Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.3	Apple REIT Eight, Inc. 2007 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.4	Apple REIT Eight, Inc. 2007 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.5	Purchase Contract dated as of September 4, 2007 among Apple Eight Hospitality Ownership, Inc. and the parties named therein (FILED HEREWITH)

10.6	Purchase Contract dated as of September 4, 2007 between Memphis Development A, LLC and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH)

10.7	Purchase Contract dated as of September 4, 2007 between Grand Shangrila International, Inc. and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH)

10.8	Purchase Contract dated as of September 17, 2007 between SNS Brothers, LLC and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH)

10.9	Purchase Contract dated as of September 26, 2007 between Grove Street Orlando, LLC and Apple Eight Hospitality, Inc. (FILED HEREWITH)

10.10	Purchase Contract dated as of September 27, 2007 between Tom Christopoulos and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH)

10.11	Purchase Contract dated as of September 27, 2007 between Amtel Associates, LLC and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH)

10.12	Purchase Contract dated as of October 9, 2007 among Columbia Hospitality, Inc., Riva Hospitality, LLC and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH)

10.13	Purchase Contract dated as of October 25, 2007 between Marlborough Lodging Partners LLC and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended (FILED HEREWITH)

32.1	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: November 2, 2007
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 2, 2007
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)