Form 10-K
period 2007-12-31
Apple REIT Eight, Inc.
filed 2008-03-04
CIK 1387361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-140548

APPLE REIT EIGHT, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	20-8268625
(State of Organization)	(I.R.S. Employer Identification Number)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the act: None

Securities registered pursuant to Section 12 (g) of the Act:

Units (Each Unit is equal to one common share, no par value and one Series A preferred share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is currently no established public market on which the Company’s common shares are traded. As of June 30, 2007, the Company’s best efforts offering of Units had not yet been initiated, and the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $0. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2008 was 80,300,424.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 8, 2008.

APPLE REIT EIGHT, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Renaissance® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Eight, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

Item 1.	Business

Apple REIT Eight, Inc. is a Virginia corporation that was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 shares of common stock and Series A preferred stock were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 Series B convertible shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s first investor closing under its ongoing best efforts offering occurred on July 27, 2007 and the Company acquired its first property on November 9, 2007. The Company’s fiscal year end is December 31.

The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Newport Hospitality Group, Inc. (“Newport”), Larry Blumberg & Associates (“LBA”) and Western International (“Western”) under separate hotel management agreements.

The Company has no foreign operations or assets and its operating structure includes only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

The Company does not have an Internet website. The Company will make available free of charge, upon request, paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through acquisitions and internal growth. The acquisition strategy includes purchasing income producing real estate in underdeveloped markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s properties by renovating existing properties, aggressively managing rates and partnering with industry leaders in management, thereby improving revenue and operating performance. The Company believes its planned acquisitions and strong asset management will improve financial results, although there can be no assurance of these results.

The Company owned six hotel properties as of December 31, 2007, all of which were purchased in 2007. In addition, as of December 31, 2007, the Company had entered into contracts for the purchase of 39 additional hotels for a total purchase price of approximately $682 million. Seven of the 39 are under construction and should be completed over the next twelve to twenty-four months. The other 32 hotels are expected to close in the first six months of 2008. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. At closing, the Company will assume approximately $103 million of debt secured by 11 of the properties. It is anticipated substantially all of the remaining purchase price will be paid from cash proceeds from the Company’s ongoing best efforts offering and cash on hand.

Financing

The Company purchased six hotels in 2007 in debt free acquisitions. The total gross purchase price for these properties was approximately $84.9 million. The Company used the proceeds from its ongoing best-efforts offering to fund the purchase price. Although there can be no assurance that debt will not be utilized, except as noted above, the Company does not intend to utilize a significant amount of debt to finance future acquisitions. The Company’s bylaws require board approval or review of any debt financing obtained by the Company.

Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market, or nationally, can impact the performance of the hotels.

Hotel Operating Performance

At December 31, 2007, the Company owned two Courtyard by Marriott hotels, one SpringHill Suites by Marriott hotel, one Homewood Suites by Hilton hotel, one Hampton Inn & Suites by Hilton hotel and one Hampton Inn by Hilton hotel. The hotels are located in six states and, in aggregate, consist of 678 rooms.

Room revenues for these hotels totaled $1.4 million for the period owned in 2007, and the hotels achieved average occupancy of 61.3%, ADR of $95 and RevPAR of $58. In general, performance at the Company’s hotels during their initial period of ownership has met expectations. Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. As a result of these factors, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

During the period from the Company’s initial formation on January 22, 2007 through November 8, 2007, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company’s first property acquisition.

Management and Franchise Agreements

Each of the Company’s six hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport, Western or LBA. The agreements provide for initial terms of five years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the period ended December 31, 2007 the Company incurred approximately $45 thousand in management fees.

Newport, Western or LBA are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 12-18 years with some agreements having options to renew under the same terms for one additional ten year period. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the period ended December 31, 2007 the Company incurred approximately $72 thousand in franchise fees.

Maintenance

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company.

Employees

During 2007, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A8A which in turn utilizes employees from Apple REIT Six, Inc.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

Property Acquisitions

The Company acquired its initial hotel properties in November 2007, and acquired a total of six hotel properties in 2007. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel acquired in 2007. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Somerset, NJ	Courtyard	Newport	11/9/2007	162	$16,000
Greensboro, NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Harrisonburg, VA	Courtyard	Newport	11/16/2007	125	23,219
Bowling Green, KY	Hampton Inn	Newport	12/6/2007	131	18,832
Chattanooga, TN	Homewood Suites	LBA	12/14/2007	76	8,600
Tulsa, OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200

			Total	678	$84,851

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $1.7 million, as a commission to Apple Suites Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

No goodwill was recorded in connection with any of the acquisitions.

In addition, as of December 31, 2007, the Company had outstanding contracts for the purchase of 39 additional hotels. Seven of the 39 hotels are under construction and should be completed over the next twelve to twenty-four months. The other 32 hotels are expected to close in the first six months of 2008. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not been satisfied and there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, number of rooms, deposits paid, and gross purchase price for each of the 39 hotel properties under contract at December 31, 2007. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Port Wentworth, GA	Hampton Inn	106	$310	$10,780
New York, NY	Independent	200	10,000	99,000
Marlborough, MA	Residence Inn	112	500	20,200
Annapolis, MD	Hilton Garden Inn	126	500	25,000
Matthews, NC	Hampton Inn	92	250	11,300
Concord, NC	Hampton Inn	101	286	9,200
Warwick, RI	Hilton Garden Inn	160	372	24,000
Columbia, SC	Hilton Garden Inn	143	658	21,200
Tulare, CA	Hampton Inn & Suites	86	55	10,331
Memphis, TN	Hilton Garden Inn	120	250	17,150
Orlando, FL	Fairfield Inn	200	500		(a)
Orlando, FL	SpringHill Suites	200	500		(a)
Tallahassee, FL	Hilton Garden Inn	85	100	13,200
Birmingham, AL	Homewood Suites	95	232	16,500
Jacksonville, FL	Homewood Suites	119	339	24,000
Tampa, FL	TownePlace Suites	95	169	12,000
Dunn, NC	Hampton Inn	120	176	12,500

Continued

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Winston-Salem, NC	Courtyard	122	183	13,000
Greenville, SC	Residence Inn	78	130	9,200
Hilton Head, SC	Hilton Garden Inn	104	169	12,000
Cypress, CA	Courtyard	180	250	29,000
Sacramento, CA	Hilton Garden Inn	154	250	24,500
San Jose, CA	Homewood Suites	140	125		(b)
Tukwila, WA	Homewood Suites	106	125		(b)
Rogers, AR	Fairfield Inn	99	200	8,000
Rogers, AR	Residence Inn	88	200	10,770
Springdale, AR	Residence Inn	72	200	5,606
Wichita, KS	Courtyard	90	200	8,273
Fayetteville, NC	Residence Inn	92	200	12,201
Texarkana, TX	Courtyard	90	200	11,892
Texarkana, TX	TownePlace Suites	85	200	9,057
Urbandale, IA	Hampton Inn & Suites	124	100	13,640
Baton Rouge, LA	SpringHill Suites	119	100	15,100
Overland Park, KS	Fairfield Inn	110	200	12,050
Overland Park, KS	Residence Inn	120	220	15,850
Overland Park, KS	SpringHill Suites	102	123	8,850
Westford, MA	Residence Inn	108	206	14,850
Westford, MA	Hampton Inn & Suites	110	211	15,250
Kansas City, MO	Residence Inn	106	240	17,350

		4,559	$19,229	$681,750

(a)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $54,800. The total shown for the table includes this combined amount.
(b)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $34,150. The total shown for the table includes this combined amount.

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2007, payments to ASRG for services under the terms of this contract have totaled $1.7 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Expenses related to this agreement totaled $626 thousand in 2007.

Including ASRG and A8A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc. and Apple REIT Seven, Inc.

Item 1A.	Risk Factors

The following describes several risk factors which are applicable to the Company.

Hotel Operations

The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity; and

•	adverse effects of a downturn in the hotel industry.

General Economic Conditions

Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce the value of properties that the Company owns. As a result, cash available to make distributions to shareholders may be affected.

Hospitality Industry

The success of the Company’s properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company’s income and the funds it has available to distribute to shareholders.

The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual’s willingness to travel. The Company’s property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters. However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations. As a result, the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

Franchise Agreements

The Company’s wholly-owned taxable REIT subsidiaries, operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.

Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of the Company’s hotels in that area. In addition, increases in operating costs due to inflation may not be offset by increased room rates.

Transferability of Shares

There will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of our common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company’s bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void.

Qualification as a REIT

The rules governing a REIT are highly technical and complex. They require ongoing compliance with a variety of tests that depend on, among other things, future operations. While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely affect the Company and its shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2007, the Company owned six hotels with an aggregate of 678 rooms, consisting of the following: two Courtyard by Marriott hotels, one SpringHill Suites by Marriott hotel, one Homewood Suites by Hilton hotel, one Hampton Inn & Suites by Hilton hotel, and one Hampton Inn by Hilton hotel. The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation

As of December 31, 2007

(Dollars in thousands)

City	State	Brand	Encumbrances			Subsequently Capitalized	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
				Initial Cost		Bldg. Imp. & FF&E
				Land	Bldg./FF&E
Bowling Green	KY	Hampton Inn	$—	$1,485	$17,873	$—	$19,358	$(47)	1989	December-07	3 - 39 yrs.	131
Greensboro	NC	SpringHill Suites	—	666	7,616	—	8,282	(39)	2004	November-07	3 - 39 yrs.	82
Somerset	NJ	Courtyard	—	—	16,491	—	16,491	(87)	2001	November-07	3 - 39 yrs.	162
Tulsa	OK	Hampton Inn & Suites	—	903	9,926	—	10,829	(31)	2007	December-07	3 - 39 yrs.	102
Chattanooga	TN	Homewood Suites	—	691	8,188	—	8,879	(22)	1997	December-07	3 - 39 yrs.	76
Harrisonburg	VA	Courtyard	—	1,686	22,118	—	23,804	(107)	1999	November-07	3 - 39 yrs.	125

			$—	$5,431	$82,212	$—	$87,643	$(333)				678

Investment in hotels at December 31, 2007, consisted of the following (in thousands):

Land	$5,431
Building and Improvements	78,268
Furniture, Fixtures and Equipment	3,944

87,643
Less Accumulated Depreciation	(333)

Investment in hotels, net	$87,310

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Legal Proceedings

The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company or any of its properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

On-Going Best-Efforts Offering

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-140548) filed July 19, 2007. The Company began its best-efforts offering (the “Offering”) of Units, on July 19, 2007, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. Each Unit consists of one common share and one Series A preferred share. The Offering is continuing as of the date of filing this annual report on Form 10-K. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account.

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2007 there were 68,942,756 Units outstanding. The per share estimated market value shall be deemed to be the offering price of the shares, which is currently $11.00 per share. This market valuation is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its ongoing best efforts offering. As of December 31, 2007 the Units were held by approximately 15,000 beneficial shareholders.

Unit Redemption Program

The Company may use proceeds received from the sale of Units pursuant to its Additional Share Option and Dividend Reinvestment Plan (which the Company plans to implement following the conclusion of its on-going best-efforts offering) to redeem Units. The Unit Redemption Program will not begin until July 2008, which is the expiration of one year from the initial closing of the offering. Beginning in July, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Eight Advisors, Inc., or if the company ceases to use Apple Suites Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Preferred Shares

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2007 totaled $14.5 million and were paid monthly at a rate of $0.073334 per share with the exception of one month when the distribution was paid at a rate of $0.11 per share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise of the options to Units. Each Unit is equal to one common share and one Series A preferred share of the Company. As of December 31, 2007, options to purchase 22,000 Units were outstanding with a weighted average exercise price of $11 per Unit. The following is a summary of securities issued under the plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	22,000	$11.00	1,178,255
Incentive Plan	—	$—	3,003,364

Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of December 31, 2007. All amounts are in thousands except per Unit data.

Units Registered:
	4,762 Units	$10.50 per Unit	$50,000
	86,364 Units	$11.00 per Unit	950,000

Totals:	91,126 Units		$1,000,000
Units Sold:
	4,762 Units	$10.50 per Unit	$50,000
	64,181 Units	$11.00 per Unit	705,989

Totals:	68,943 Units		$755,989

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	75,599
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,049

Total Expenses of Issuance and Distribution of Common Shares	76,648

Net Proceeds to the Company	$679,341

1. Purchase of real estate (net of debt proceeds and repayment)	$85,950
2. Deposits and other costs associated with potential real estate acquisitions	21,060
3. Repayment of indebtedness, including interest expense	260
4. Investment and working capital	569,752
5. Fees to the following (all affiliates of officers of the Company):
a. Apple Eight Advisors, Inc.	626
b. Apple Suites Realty Group, Inc.	1,693
6. Fees and expenses of third parties	—
7. Other	—

Total of Application of Net Proceeds to the Company	$679,341

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the period ended December 31, 2007. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on January 22, 2007 to November 8, 2007, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company’s first property acquisition.

(in thousands except per share and statistical data)	For the period January 22, 2007 (initial capitalization) through December 31, 2007

Revenues:
Room revenue	$1,385
Other revenue	100

Total revenue	1,485

Expenses:
Hotel operating expenses	886
Taxes, insurance and other	165
General and administrative	1,046
Depreciation	333
Interest income, net of expense	(6,343)

Total expenses	(3,913)

Net income	$5,398

Per Share
Earnings per common share	$0.35
Distributions paid to common shareholders	$0.40
Weighted-average common shares outstanding—basic and diluted	15,376

Balance Sheet Data (at end of period)
Cash and cash equivalents	$562,009
Investment in hotels, net	$87,310
Total assets	$670,771
Shareholders’ equity	$670,319
Net book value per share	$9.72

Other Data
Cash flow from:
Operating activities	$5,583
Investing activities	$(108,549)
Financing activities	$664,951
Number of hotels owned at end of period	6
Average Daily Rate (ADR) (b)	$95
Occupancy	61.3%
Revenue Per Available Room (RevPAR) (c)	$58

Funds From Operations Calculation
Net income	$5,398
Depreciation of real estate owned	333

Funds from operations (a)	$5,731

(a)	Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.
(b)	Total room revenue divided by number of rooms sold.
(c)	ADR multiplied by occupancy percentage.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; and changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

General

The Company was formed and initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company owned six hotels as of December 31, 2007, located within different markets in the United States. The Company intends to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first three hotels were acquired in November 2007 with an additional three hotels purchased during December 2007. Accordingly, the results of operations include only the results of operations of the hotels for the period owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in November 2007.

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Hotels Owned

As of December 31, 2007, the Company owned six hotels, with a total of 678 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Somerset, NJ	Courtyard	Newport	11/9/2007	162	$16,000
Greensboro, NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Harrisonburg, VA	Courtyard	Newport	11/16/2007	125	23,219
Bowling Green, KY	Hampton Inn	Newport	12/6/2007	131	18,832
Chattanooga, TN	Homewood Suites	LBA	12/14/2007	76	8,600
Tulsa, OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200

			Total	678	$84,851

Substantially all of the purchases were funded with proceeds of the Company’s ongoing best-efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $1.7 million, as a commission to Apple Suites Realty Group, Inc. (“ASRG”). ASRG is owned by the Company’s Chairman, Chief Executive Officer and President, Glade M. Knight.

No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

Each of the Company’s six hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport, Western or LBA. The agreements provide for initial terms of five years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the period ended December 31, 2007 the Company incurred approximately $45 thousand in management fee expense.

Newport, Western or LBA are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 12-18 years with some agreements having options to renew under the same terms for one additional ten year period. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the period ended December 31, 2007 the Company incurred approximately $72 thousand in franchise fees.

Results of Operations

During the period from initial capitalization on January 22, 2007 through November 8, 2007, the Company owned no properties, had no revenue and was primarily engaged in initial capital-raising activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. Operations did not commence until November 2007, when the Company purchased its first three hotels. During the remainder of 2007, the Company purchased an additional three hotel properties. As a result, a comparison of 2007 operating results to prior year results is not possible or meaningful.

In general, performance at the Company’s hotels have met expectations for the short period held. Hotel performance is impacted by many factors including the economic conditions in the United States, as well as each locality. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations in the future.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the period ended December 31, 2007, the Company had total revenue of $1.5 million. These revenues reflect hotel operations for the six hotels acquired through December 31, 2007 for their respective periods of ownership by the Company. For the period ended December 31, 2007, the hotels achieved average occupancy of 61.3%, average daily rate, or ADR of $95 and revenue per available room, or RevPAR of $58. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. These rates are consistent with industry and brand averages.

Expenses

Expenses for the period ended December 31, 2007 represent the expenses related to the six hotels acquired through December 31, 2007 for their respective periods owned. For the period ended December 31, 2007, hotel operating expenses totaled $0.9 million or 59.7% of total revenue. Taxes, insurance, and other expenses for the period ended December 31, 2007 were $0.2 million or 11.1% of total revenue.

General and administrative expense for the period ended December 31, 2007 was $1.0 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense for the period ended December 31, 2007 was $333 thousand. Depreciation expense represents expense of the Company’s six hotels and related personal property (furniture, fixtures, and equipment) for their respective periods owned.

Interest expense for the period ended December 31, 2007 was $10 thousand and was due to short-term financing under a line of credit facility which was outstanding from March 2007 through August 2007. During 2007, the Company also recognized $6.4 million in interest income, representing interest on excess cash invested in short-term money market accounts and certificates of deposit.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2007, payments to ASRG for services under the terms of this contract have totaled $1.7 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Expenses related to this agreement totaled $626 thousand in 2007.

Including ASRG and A8A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc. and Apple REIT Seven, Inc.

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

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per Unit fair market value). Based on equity raised through December 31, 2007, if a triggering event had occurred expense would have ranged from $0 to $47.9 million.

Liquidity and Capital Resources

The following is a summary of the Company’s significant contractual obligations as of December 31, 2007:

		Amount of commitment expiring per period
(in thousands)	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Property Purchase Commitments	$681,750	$681,750	$—	$—	$—
Ground leases	11,134	214	442	463	10,015

	$692,884	$681,964	$442	$463	$10,015

Capital Requirements and Resources

The Company was initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The cash flow generated from the ongoing offering, the properties owned and cash on hand ($562 million at December 31, 2007) are the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its bylaws.

The Company anticipates that cash flow, and cash on hand, will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including anticipated distributions to shareholders and property acquisitions. The Company intends to use the proceeds from the Company’s on-going best-efforts offering, and cash on hand, to purchase income producing real estate.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2007 totaled $14.5 million and were paid monthly at a rate of $0.073334 per share with the exception of one month when the distribution was paid at a rate of $0.11 per share. The distributions paid in 2007 included a return of capital. For the same period the Company’s cash generated from operations was approximately $5.6 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the Company’s offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis at an annualized rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition.

The Company is raising equity through a best-efforts offering of Units by David Lerner Associates, Inc. Each Unit is equal to one common share and one Series A preferred share of the Company. The Company achieved the minimum offering of 4.8 million Units at a price of $10.50 per Unit as of July 27, 2007. As of December 31, 2007, the Company had sold 68.9 million Units under this offering with net proceeds totaling $679 million. The Company is continuing the offering at $11.00 per Unit in accordance with the prospectus for the Company’s offering.

As of December 31, 2007, the Company had entered into outstanding contracts for the purchase of 39 additional hotels for a total purchase price of approximately $682 million. Seven of the 39 hotels are under construction and should be completed over the next twelve to twenty-four months. The other 32 hotels are projected to close in the first six months of 2008. The contracts are subject to normal due diligence and no assurances can be given that all of the conditions to closing will be satisfied. The Company also anticipates assuming outstanding mortgage loan obligations on 11 of the 39 properties, representing a source of funding of approximately $103 million of the total purchase price of the contracts outstanding as of December 31, 2007. It is anticipated the remainder of the purchase price will be funded from proceeds of the Company’s best efforts offering of Units and cash on hand.

Subsequent Events

In January 2008, the Company declared and paid distributions of $5.1 million. The Company also closed on an additional 4.8 million Units, representing gross proceeds of $52.5 million and proceeds net of selling and marketing costs of $47.3 million.

On January 2, 2008, the Company closed on the purchase of a Hampton Inn hotel located in Port Wentworth, Georgia. The gross purchase price for this hotel, which contains a total of 106 guest rooms, was approximately $10.8 million.

On January 4, 2008, the Company closed on the purchase of an independent hotel located in New York, New York. The gross purchase price for this hotel, which contains a total of 200 guest rooms, was $99 million.

On January 15, 2008, the Company closed on the purchase of a Hampton Inn hotel located in Matthews, North Carolina. The gross purchase price for this hotel, which contains a total of 92 guest rooms, was $11.3 million.

On January 15, 2008, the Company closed on the purchase of a Hilton Garden Inn hotel located in Annapolis, Maryland. The gross purchase price for this hotel, which contains a total of 126 guest rooms, was $25 million.

On January 15, 2008, the Company closed on the purchase of a Residence Inn hotel located in Marlborough, Massachusetts. The gross purchase price for this hotel, which contains a total of 112 guest rooms, was $20.2 million.

On January 24, 2008, the Company closed on the purchase of a Hampton Inn hotel located in Dunn, North Carolina. The gross purchase price for this hotel, which contains a total of 120 guest rooms, was $12.5 million.

On January 25, 2008, the Company closed on the purchase of a Hilton Garden Inn hotel located in Tallahassee, Florida. The gross purchase price for this hotel, which contains a total of 85 guest rooms, was $13.2 million.

On January 16, 2008, the Company entered into a contract for the potential purchase of a SpringHill Suites hotel in Sanford, Florida. The gross purchase price for this hotel, which contains a total of 105 guest rooms, is $11.2 million. The initial refundable deposit was $150 thousand.

On January 25, 2008, the Company entered into two separate contracts for the potential purchase of two hotels. The purchase contracts are for a 124-room hotel under construction in Rochester, Minnesota with a purchase price of $14.1 million and a 140-room hotel under construction in St. Charles, Missouri with a purchase price of $18.2 million. The initial refundable deposit under each separate contract was $100 thousand.

In February 2008, the Company declared and paid distributions of $5.4 million. The Company also closed on an additional 6.6 million Units, representing gross proceeds of $72.4 million and proceeds net of selling and marketing costs of $65.2 million.

On February 29, 2008, the Company closed on the purchase of a Residence Inn hotel located in Rogers, Arkansas. The gross purchase price for this hotel, which contains a total of 88 guest rooms, was $10.8 million plus the sellers cost to prepay the loan associated with the property.

On February 29, 2008, the Company closed on the purchase of a Fairfield Inn located in Rogers, Arkansas. The gross purchase price for this hotel, which contains a total of 99 guest rooms, was $8.0 million.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Critical Accounting Policies

The following contains a discussion of what the Company believes to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company’s financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company’s reported results of operations and financial condition.

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties are less than the properties’ carrying amounts. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Investment Policy

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally the Company does not acquire real estate assets that have significant in-place leases as lease terms for hotel properties are very short term in nature. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 141R, Business Combinations. This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in Statement 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R will be adopted by the Company in the first quarter of 2009. The adoption of this statement could have a material impact on the Company’s results of operations if the Company has not completed its acquisition phase prior to the required adoption date.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Statement 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Statement 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not anticipate making the election to measure financial assets at fair value and therefore, adoption of this standard will not have an impact on the financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions. Based on the Company’s cash invested at December 31, 2007, or $562 million, every 100 basis points change in interest rates will impact the Company’s net income by $5.6 million all other factors remaining the same.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple REIT Eight, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Eight, Inc. as of December 31, 2007 and January 22, 2007 (initial capitalization), and the related consolidated statement of operations, shareholders’ equity, and cash flows for the period January 22, 2007 (initial capitalization) through December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Eight, Inc. at December 31, 2007 and January 22, 2007, and the consolidated result of its operations and its cash flows for the period January 22, 2007 (initial capitalization) through December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 3, 2008

Apple REIT Eight, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2007	January 22, 2007 (Initial Capitalization)

ASSETS
Investment in hotels, net of accumulated depreciation of $333 and $-	$87,310	$—
Cash and cash equivalents	562,009	24
Due from third party managers, net	370	—
Other assets	21,082	10

TOTAL ASSETS	$670,771	$34

LIABILITIES
Accounts payable and accrued expenses	$452	$10

TOTAL LIABILITIES	452	10

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 68,942,756 and 10 shares	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 68,942,756 and 10 shares	679,361	—
Distributions greater than net income	(9,066)	—

TOTAL SHAREHOLDERS’ EQUITY	670,319	24

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$670,771	$34

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statement of Operations

(In thousands, except per share data)

For the period January 22, 2007 (Initial Capitalization) through December 31, 2007
Revenues:
Room revenue	$1,385
Other revenue	100

Total revenue	1,485

Expenses:
Operating expense	388
Hotel administrative expense	139
Sales and marketing	103
Utilities	69
Repair and maintenance	70
Franchise fees	72
Management fees	45
Taxes, insurance and other	165
General and administrative	1,046
Depreciation expense	333

Total expenses	2,430
Operating loss	(945)
Interest income	6,353
Interest expense	(10)

Net income	$5,398

Basic and diluted earnings per common share	$0.35

Weighted average common shares outstanding—basic and diluted	15,376
Distributions declared and paid per common share	$0.40

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statement of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock		Class B Convertible Preferred Stock		Distributions Greater than Net Income	Total
	Number of Shares	Amount	Number of Shares	Amount
Initial capitalization January 22, 2007	—	$—	240	$24	$—	$24
Net proceeds from the sale of common shares	68,943	679,361	—	—	—	679,361
Net income	—	—	—	—	5,398	5,398
Cash distributions declared to shareholders ($0.40 per share)	—	—	—	—	(14,464)	(14,464)

Balance at December 31, 2007	68,943	$679,361	240	$24	$(9,066)	$670,319

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statement of Cash Flows

(In thousands)

For the period January 22, 2007 (Initial Capitalization) through December 31, 2007
Cash flow from operating activities:
Net income	$5,398
Depreciation and amortization	333
Adjustments to reconcile net income to cash provided by operating activities:
Stock option expense	20
Changes in operating assets and liabilities:
Increase in other assets	(22)
Increase in funds due from third party managers	(370)
Increase in accounts payable and accrued expenses	224

Net cash provided by operating activities	5,583
Cash flow used in investing activities:
Cash paid for the acquisition of hotel properties	(87,643)
Deposits and other disbursements for the potential acquisition of hotel properties	(20,906)

Net cash used in investing activities	(108,549)
Cash flow from financing activities:
Net proceeds related to issuance of common stock	679,415
Cash distributions paid to common shareholders	(14,464)

Net cash provided by financing activities	664,951
Net increase in cash and cash equivalents	561,985
Cash and cash equivalents, beginning of period	24

Cash and cash equivalents, end of period	$562,009

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Eight, Inc. (the “Company”) is a Virginia corporation formed to invest in real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company has no foreign operations or assets and as of December 31, 2007, its operations include only one segment. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Although the Company has an interest in several variable interest entities through its purchase commitments, it is not the primary beneficiary and therefore does not consolidate any of these entities.

The Company intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. All cash and cash equivalents are currently held at two institutions, Wachovia Bank, N.A. and BB&T Corporation and the balances may at times exceed federal depository insurance limits.

Investment in Hotels and Related Depreciation

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party owned by Glade M. Knight, Chairman, CEO and President of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on

Notes to Consolidated Financial Statements—(Continued)

the fair value of each component at the time of acquisition. Generally, the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. There has been no allocation of purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

As of December 31, 2007, the Company had incurred approximately $76.6 million in costs related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value, and one Series A preferred share of the Company. The first closing of Units occurred on July 27, 2007 with the sale of 4,761,905 Units at $10.50 per Unit, with proceeds net of commissions totaling $45 million. As of December 31, 2007, the Company had closed on additional sales of 64,180,841 Units at $11.00 per Unit, with proceeds net of commissions totaling approximately $635.4 million.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the period ended December 31, 2007.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2007. As a result, basic and dilutive outstanding shares were the same. Series B preferred convertible shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares (see Note 3).

Federal Income Taxes

The Company is operated as, and will elect to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2007 distributions of $0.40 per share for tax purposes was 30% ordinary income and 70% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the year ended December 31, 2007, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $165 thousand as of December 31, 2007. The net operating loss carry forward will expire in 2027. There are no material differences between the book and tax basis of the Company’s assets.

Notes to Consolidated Financial Statements—(Continued)

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management and franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 141R, Business Combinations. This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in Statement 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R will be adopted by the Company in the first quarter of 2009. The adoption of this statement could have a material impact on the Company’s results of operations if the Company has not completed its acquisition phase prior to the required adoption date.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. Statement 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Statement 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not anticipate making the election to measure financial assets at fair value and therefore, adoption of this standard will not have an impact on the financial statements.

Notes to Consolidated Financial Statements—(Continued)

Note 2

Investments in Hotels

As of December 31, 2007, the Company owned six hotels with an aggregate of 678 rooms, consisting of the following: two Courtyard by Marriott hotels, one SpringHill Suites by Marriott hotel, one Homewood Suites by Hilton hotel, one Hampton Inn & Suites hotel by Hilton, and one Hampton Inn by Hilton hotel.

Investment in hotels at December 31, 2007, consisted of the following (in thousands):

Land	$5,431
Building and Improvements	78,268
Furniture, Fixtures and Equipment	3,944

87,643
Less Accumulated Depreciation	(333)

Investment in hotels, net	$87,310

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Somerset, NJ	Courtyard	Newport	11/9/2007	162	$16,000
Greensboro, NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Harrisonburg, VA	Courtyard	Newport	11/16/2007	125	23,219
Bowling Green, KY	Hampton Inn	Newport	12/6/2007	131	18,832
Chattanooga, TN	Homewood Suites	LBA	12/14/2007	76	8,600
Tulsa, OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200

			Total	678	$84,851

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $1.7 million, as a commission to ASRG and to pay approximately $1.1 million of transaction costs for among other items, title, legal and other related costs.

No goodwill was recorded in connection with any of the acquisitions.

Note 3

Shareholders’ Equity

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-140548) filed July 19, 2007. The Company began its best-efforts offering (the “Offering”) of Units, on July 19, 2007, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. Each Unit consists of one common share and one Series A preferred share. The Offering is continuing as of the date of these financial statements. The managing underwriter is David Lerner Associates, Inc. and all of the Units are being sold for the Company’s account.

Notes to Consolidated Financial Statements—(Continued)

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

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

(2) the termination or expiration without renewal of the advisory agreement with Apple Eight Advisors, Inc. (“A8A”), or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into a number of common shares based upon the gross proceeds raised through the date of conversion in the $1 billion offering according to the following table:

Gross Proceeds Raised from Sales of Units through Date of Conversion	Number of Common Shares through Conversion of One Series B Convertible Preferred Share
$750 million	18.14264
$800 million	19.34832
$850 million	20.55400
$900 million	21.75968
$950 million	22.96537
$1 billion	24.17104

Notes to Consolidated Financial Statements—(Continued)

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through December 31, 2007, if a triggering event had occurred, expense would have ranged from $0 to $47.9 million.

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

The Company may use proceeds received from the sale of Units pursuant to its Additional Share Option and Dividend Reinvestment Plan (which the Company plans to implement following the conclusion of its on-going best-efforts offering) to redeem Units. The Unit Redemption Program will not begin until July 2008, which is the expiration of one year from the initial closing of the offering. Beginning in July, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price paid per Unit if the Units have been owned more than three years. The

Notes to Consolidated Financial Statements—(Continued)

maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.

Note 4

Stock Incentive Plans

During 2007, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,200,255 based on the number of shares issued as of December 31, 2007. The options expire 10 years from the date of grant.

During 2007, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 3,003,364 based on the number of shares issued as of December 31, 2007.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2007, the Company granted options to purchase 22,000 Units under the Directors Plan and granted no options under the Incentive Plan. All of the options issued vested at the date of issuance and have an exercise price of $11 per Unit. Activity in the Company’s share option plan during 2007 is summarized in the following table:

2007
Outstanding, beginning of year:	—
Granted	22,000
Exercised	—
Expired or canceled	—

Outstanding, end of year:	22,000

Exercisable, end of year:	22,000

The weighted-average exercise price:	$11.00

Note 5

Management and Franchise Agreements

Each of the Company’s six hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport, Western or LBA. The agreements provide for initial terms of five years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. For the period ended December 31, 2007 the Company incurred approximately $45 thousand in management fee expense.

Notes to Consolidated Financial Statements—(Continued)

Newport, Western or LBA are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 12-18 years with some agreements having options to renew under the same terms for one additional ten year period. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. For the period ended December 31, 2007 the Company incurred approximately $72 thousand in franchise fee expense.

Note 6

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2007, total payments to ASRG for services under the terms of this contract were $1.7 million, which was capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from .1% to .25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Expenses related to this agreement totaled $626 thousand in 2007.

Including ASRG and A8A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc. and Apple REIT Seven, Inc.

Note 7

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the year ended December 31, 2007, is presented as if the acquisitions of the six hotels owned at December 31, 2007 had occurred on the latter of January 1, 2007 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. The Company’s hotel in Tulsa, Oklahoma opened in November 2007. Amounts are in thousands except per share.

Year ended December 31, 2007
Hotel revenues	$17,022
Net income	$6,877
Net income per share-basic and diluted	$0.34

Notes to Consolidated Financial Statements—(Continued)

The pro forma information reflects adjustments for actual revenues and expenses of the six hotels acquired in 2007 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company’s basis in the hotels.

Note 8

Commitments

At December 31, 2007, the Company had outstanding contracts regarding the purchase of 39 additional hotels for a total purchase price of $682 million. Seven of the 39 hotels were under construction at that date, with expected completion dates over the next twelve to twenty-four months. The other 32 hotels are expected to close during the first six months of 2008. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that all of the conditions to closing will be satisfied. The following table summarizes the location, brand, number of rooms, refundable deposits paid and gross purchase price for each hotel (dollar amounts in thousands):

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Port Wentworth, GA	Hampton Inn	106	$310	$10,780
New York, NY	Independent	200	10,000	99,000
Marlborough, MA	Residence Inn	112	500	20,200
Annapolis, MD	Hilton Garden Inn	126	500	25,000
Matthews, NC	Hampton Inn	92	250	11,300
Concord, NC	Hampton Inn	101	286	9,200
Warwick, RI	Hilton Garden Inn	160	372	24,000
Columbia, SC	Hilton Garden Inn	143	658	21,200
Tulare, CA	Hampton Inn & Suites	86	55	10,331
Memphis, TN	Hilton Garden Inn	120	250	17,150
Orlando, FL	Fairfield Inn	200	500	(a	)
Orlando, FL	SpringHill Suites	200	500	(a	)
Tallahassee, FL	Hilton Garden Inn	85	100	13,200
Birmingham, AL	Homewood Suites	95	232	16,500
Jacksonville, FL	Homewood Suites	119	339	24,000
Tampa, FL	TownePlace Suites	95	169	12,000
Dunn, NC	Hampton Inn	120	176	12,500
Winston-Salem, NC	Courtyard	122	183	13,000
Greenville, SC	Residence Inn	78	130	9,200
Hilton Head, SC	Hilton Garden Inn	104	169	12,000
Cypress, CA	Courtyard	180	250	29,000
Sacramento, CA	Hilton Garden Inn	154	250	24,500
San Jose, CA	Homewood Suites	140	125	(b	)
Tukwila, WA	Homewood Suites	106	125	(b	)
Rogers, AR	Fairfield Inn	99	200	8,000
Rogers, AR	Residence Inn	88	200	10,770
Springdale, AR	Residence Inn	72	200	5,606
Wichita, KS	Courtyard	90	200	8,273
Fayetteville, NC	Residence Inn	92	200	12,201
Texarkana, TX	Courtyard	90	200	11,892
Texarkana, TX	TownePlace Suites	85	200	9,057

Notes to Consolidated Financial Statements—(Continued)

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price

Urbandale, IA	Hampton Inn & Suites	124	100	13,640
Baton Rouge, LA	SpringHill Suites	119	100	15,100
Overland Park, KS	Fairfield Inn	110	200	12,050
Overland Park, KS	Residence Inn	120	220	15,850
Overland Park, KS	SpringHill Suites	102	123	8,850
Westford, MA	Residence Inn	108	206	14,850
Westford, MA	Hampton Inn & Suites	110	211	15,250
Kansas City, MO	Residence Inn	106	240	17,350

		4,559	$19,229	$681,750

(a)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $54,800. The total shown for the table includes this combined amount.
(b)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $34,150. The total shown for the table includes this combined amount.

As there can be no assurance that all conditions to closing will be satisfied, the Company includes deposits for hotels under contract in “Other assets” in the Company’s Consolidated Balance Sheets and in “Deposits and other disbursements for the potential acquisition of hotel properties” in the Company’s Consolidated Statement of Cash Flows.

In connection with the Company’s acquisition of a Courtyard hotel in Somerset, New Jersey, the Company assumed an existing land lease. The land lease extends through September 2040. The lease is subject to various payment adjustments during the lease term. The aggregate amounts of the estimated lease payments pertaining to the Somerset, New Jersey land lease, for the five years subsequent to December 31, 2007 are as follows (in thousands):

2008	$214
2009	219
2010	223
2011	229
2012	234
Thereafter	10,015

Total	$11,134

Note 9

Subsequent Events

In January 2008, the Company declared and paid distributions of $5.1 million. The Company also closed on an additional 4.8 million Units, representing gross proceeds of $52.5 million and proceeds net of selling and marketing costs of $47.3 million.

On January 2, 2008, the Company closed on the purchase of a Hampton Inn hotel located in Port Wentworth, Georgia. The gross purchase price for this hotel, which contains a total of 106 guest rooms, was approximately $10.8 million.

On January 4, 2008, the Company closed on the purchase of an independent hotel located in New York, New York. The gross purchase price for this hotel, which contains a total of 200 guest rooms, was $99 million.

Notes to Consolidated Financial Statements—(Continued)

On January 15, 2008, the Company closed on the purchase of a Hampton Inn hotel located in Matthews, North Carolina. The gross purchase price for this hotel, which contains a total of 92 guest rooms, was $11.3 million.

On January 15, 2008, the Company closed on the purchase of a Hilton Garden Inn hotel located in Annapolis, Maryland. The gross purchase price for this hotel, which contains a total of 126 guest rooms, was $25 million.

On January 15, 2008, the Company closed on the purchase of a Residence Inn hotel located in Marlborough, Massachusetts. The gross purchase price for this hotel, which contains a total of 112 guest rooms, was $20.2 million.

On January 24, 2008, the Company closed on the purchase of a Hampton Inn hotel located in Dunn, North Carolina. The gross purchase price for this hotel, which contains a total of 120 guest rooms, was $12.5 million.

On January 25, 2008, the Company closed on the purchase of a Hilton Garden Inn hotel located in Tallahassee, Florida. The gross purchase price for this hotel, which contains a total of 85 guest rooms, was $13.2 million.

On January 16, 2008, the Company entered into a contract for the potential purchase of a SpringHill Suites hotel in Sanford, Florida. The gross purchase price for this hotel, which contains a total of 105 guest rooms, is $11.2 million. The initial refundable deposit was $150 thousand.

On January 25, 2008, the Company entered into two separate contracts for the potential purchase of two hotels. The purchase contracts are for a 124-room hotel under construction in Rochester, Minnesota with a purchase price of $14.1 million and a 140-room hotel under construction in St. Charles, Missouri with a purchase price of $18.2 million. The initial refundable deposit under each separate contract was $100 thousand.

In February 2008, the Company declared and paid distributions of $5.4 million. The Company also closed on an additional 6.6 million Units, representing gross proceeds of $72.4 million and proceeds net of selling and marketing costs of $65.2 million.

On February 29, 2008, the Company closed on the purchase of a Residence Inn hotel located in Rogers, Arkansas. The gross purchase price for this hotel, which contains a total of 88 guest rooms, was $10.8 million plus the sellers cost to prepay the loan associated with the property.

On February 29, 2008, the Company closed on the purchase of a Fairfield Inn located in Rogers, Arkansas. The gross purchase price for this hotel, which contains a total of 99 guest rooms, was $8.0 million.

Note 10

Industry Segments

The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the properties have been aggregated into a single operating segment. All segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements—(Continued)

Note 11

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2007. Income per share for the four quarters in 2007 is non-additive in comparison to income per share for the period ended December 31, 2007 due to the timing and size of the Company’s Unit issuances.

(in thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$1,485
Net income / (loss)	$(3)	$(73)	$422	$5,052
Basic and diluted income / (loss) per common share	$—	$—	$0.08	$0.10
Distributions paid per share	$—	$—	$0.15	$0.25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

This annual report on Form 10-K does not include a management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2008 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2008 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2008 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2008 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2008 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2008 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Eight, Inc.

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2007 and January 22, 2007

Consolidated Statement of Operations for the period January 22, 2007 (initial capitalization) through December 31, 2007

Consolidated Statement of Shareholders’ Equity for the period January 22, 2007 (initial capitalization) through December 31, 2007

Consolidated Statement of Cash Flows for the January 22, 2007 (initial capitalization) through December 31, 2007

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report Available at www.sec.gov.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2007

(In thousands)

				Initial Cost		Subsequently Capitalized

City	State	Brand	Encumbrances			Bldg. Imp. & FF&E	Total Gross Cost (1).	Acc. Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
				Land	Bldg./ FF&E
Bowling Green	KY	Hampton Inn	$—	$1,485	$17,873	$—	$19,358	$(47)	1989	December-07	3 -39 yrs.	131
Greensboro	NC	SpringHill Suites	—	666	7,616	—	8,282	(39)	2004	November-07	3 -39 yrs.	82
Somerset	NJ	Courtyard	—	—	16,491	—	16,491	(87)	2001	November-07	3 -39 yrs.	162
Tulsa	OK	Hampton Inn & Suites	—	903	9,926	—	10,829	(31)	2007	December-07	3 -39 yrs.	102
Chattanooga	TN	Homewood Suites	—	691	8,188	—	8,879	(22)	1997	December-07	3 -39 yrs.	76
Harrisonburg	VA	Courtyard	—	1,686	22,118	—	23,804	(107)	1999	November-07	3 -39 yrs.	125

			$—	$5,431	$82,212	$—	$87,643	$(333)				678

Real estate owned:	2007	Accumulated depreciation:	2007
Balance as of January 1	$—	Balance as of January 1	$—
Acquisitions	87,643	Depreciation expense	(333)
Improvements	—

Balance at December 31	$87,643	Balance at December 31	$(333)

(1)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT EIGHT, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 3, 2008
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 3, 2008
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLENN W. BUNTING, JR.	Date: March 3, 2008
Glenn W. Bunting, Jr., Director

By:	/s/ KENT W. COLTON	Date: March 3, 2008
Kent W. Colton, Director

By:	/s/ MICHAEL S. WATERS	Date: March 3, 2008
Michael S. Waters, Director

By:	/s/ ROBERT M. WILY	Date: March 3, 2008
Robert M. Wily, Director

EXHIBIT INDEX

Exhibit Number	Description of Documents
1.1	Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to Exhibit 1.1 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

1.2	Escrow Agreement. (Incorporated by reference to Exhibit 1.2 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.1	Advisory Agreement between the Registrant and Apple Eight Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.3	Apple REIT Eight, Inc. 2007 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)*

10.4	Apple REIT Eight, Inc. 2007 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)*

10.5	Purchase Contract dated as of September 4, 2007 among Apple Eight Hospitality Ownership, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)

10.6	Purchase Contract dated as of September 4, 2007 between Memphis Development A, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)

10.7	Purchase Contract dated as of September 4, 2007 between Grand Shangrila International, Inc. and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)

10.8	Purchase Contract dated as of September 17, 2007 between SNS Brothers, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)

10.9	Purchase Contract dated as of September 26, 2007 between Grove Street Orlando, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.9 to the registrant’s quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)

10.10	Purchase Contract dated as of September 27, 2007 between Tom Christopoulos and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.10 to the registrant’s quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)

Exhibit Number	Description of Documents
10.11	Purchase Contract dated as of September 27, 2007 between Amtel Associates, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)

10.12	Purchase Contract dated as of October 9, 2007 among Columbia Hospitality, Inc., Riva Hospitality, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)

10.13	Purchase Contract dated as of October 25, 2007 between Marlborough Lodging Partners LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.13 to the registrant’s quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)

10.14	Purchase Contract dated as of November 2, 2007 between Carlton Hospitality, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.14 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.15	Purchase Contract dated as of November 5, 2007 among Apple Eight Hospitality Ownership, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.15 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.16	Management Agreement dated as of November 9, 2007 between Newport Somerset Management, LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.16 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.17	Courtyard by Marriott Relicensing Franchise Agreement dated as of November 9, 2007 between Marriott International, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.17 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.18	Hotel Lease Agreement effective as of November 9, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.18 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.19	Management Agreement dated as of November 9, 2007 between Newport Greensboro Management, LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.19 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.20	SpringHill Suites by Marriott Relicensing Franchise Agreement dated as of November 9, 2007 between Marriott International, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.20 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.21	Hotel Lease Agreement effective as of November 9, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.21 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.22	Purchase Contract dated as of November 15, 2007 between 57th Street Owner, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.22 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

Exhibit Number	Description of Documents
10.23	Management Agreement dated as of November 16, 2007 between Newport Harrisonburg Management, LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.23 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.24	Courtyard by Marriott Relicensing Franchise Agreement dated as of November 16, 2007 between Marriott International, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.24 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.25	Hotel Lease Agreement effective as of November 16, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.25 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.26	Purchase Contract dated as of December 6, 2007 between RT Cypress, L.P. and Apple Eight Hospitality Ownership, Inc(Incorporated by reference to Exhibit 10.26 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.27	Purchase Contract dated as of December 6, 2007 between RT-Natomas Associates, L.P. and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.27 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.28	Purchase Contract dated as of December 6, 2007 between RT-WACA Hotels, L.P. and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.28 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.29	Franchise License Agreement dated as of December 6, 2007 between Hampton Inn Franchise LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.29 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.30

Management Agreement dated as of December 6, 2007 between Newport Bowling Green Management, LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.30 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File

No. 333-140548) filed December 27, 2007)

10.31	Hotel Lease Agreement effective as of December 7, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.31 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.32	Management Agreement dated as of December 14, 2007 between LBAM-Investor, L.L.C. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.32 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.33	Franchise License Agreement dated as of December 14, 2007 between Homewood Suites Franchise LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.33 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

Exhibit Number	Description of Documents
10.34	Hotel Lease Agreement effective as of December 14, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.34 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.35	Purchase Contract dated as of December 14, 2007 between BW Hotels, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.35 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.36	Purchase Contract dated as of December 14, 2007 between Skibo Lodging, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.37	Purchase Contract dated as of December 14, 2007 between FIS Rogers, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.37 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.38	Purchase Contract dated as of December 14, 2007 between RRI, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.38 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.39	Purchase Contract dated as of December 14, 2007 between WB Hotels, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.39 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.40	Purchase Contract dated as of December 14, 2007 between Texarkana Lodging Limited Partnership and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.40 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.41	Purchase Contract dated as of December 14, 2007 between Texarkana Lodging #2 Limited Partnership and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.42	Purchase Contract dated as of December 14, 2007 between Viking Fund Urbandale, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.43	Purchase Contract dated as of December 14, 2007 between Viking Fund Baton Rouge (LA), LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.44	Purchase Contract dated as of December 27, 2007 among Apple Eight Hospitality Ownership, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.44 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.45	Purchase Contract dated as of December 27, 2007 between Blue Valley Lodging Partners, L.L.C. and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.45 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.46	Purchase Contract dated as of January 16, 2008 between SH Lodging, LLC and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH)

Exhibit Number	Description of Documents
10.47	Purchase Contract dated as of January 25, 2008 between Viking Fund Rochester (MN), LLC and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH)

10.48	Purchase Contract dated as of January 25, 2008 between Viking Fund St. Charles (MO), LLC and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH)

21.1	Subsidiaries of Registrant (FILED HEREWITH)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

*	Denotes Compensation Plan.