Form 10-Q
period 2008-03-31
Apple REIT Eight, Inc.
filed 2008-05-08
CIK 1387361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-53175

Apple REIT Eight, Inc.

(Exact name of registrant as specified in its charter)

Virginia	20- 8268625
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 East Main Street Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s common shares outstanding as of May 1, 2008: 91,125,551

Apple REIT Eight, Inc.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets – March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Operations – Three months ended March 31, 2008 and Period from January 22, 2007 (initial capitalization) through March 31, 2007	4

	Consolidated Statements of Cash Flows – Three months ended March 31, 2008 and Period from January 22, 2007 (initial capitalization) through March 31, 2007	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	25

Signatures		26

This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Residence Inn® by Marriott, Courtyard® by Marriott and Renaissance® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Apple REIT Eight, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Investment in hotels, net of accumulated depreciation of $3,061 and $333	$414,974	$87,310
Cash and cash equivalents	406,070	562,009
Due from third party managers, net	2,660	370
Other assets, net	17,804	21,082

TOTAL ASSETS	$841,508	$670,771

LIABILITIES
Accounts payable and accrued expenses	$2,197	$452
Intangible liabilities, net	10,055	—
Note payable	5,143	—

TOTAL LIABILITIES	17,395	452

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 85,585,780 and 68,942,756 shares	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 85,585,780 and 68,942,756 shares	843,990	679,361
Distributions greater than net income	(19,901)	(9,066)

TOTAL SHAREHOLDERS’ EQUITY	824,113	670,319

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$841,508	$670,771

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31, 2008	For the period January 22, 2007 (Initial Capitalization) through March 31, 2007
Revenues:
Room revenue	$11,631	$—
Other revenue	980	—

Total revenue	12,611	—

Expenses:
Operating expense	3,401	—
Hotel administrative expense	1,053	—
Sales and marketing	737	—
Utilities	615	—
Repair and maintenance	616	—
Franchise fees	453	—
Management fees	363	—
Taxes, insurance and other	709	—
Land lease expense	1,506	—
General and administrative	1,144	—
Depreciation expense	2,729	—

Total expenses	13,326	—

Operating loss	(715)	—

Investment income	2,753	—
Interest income	3,505	—
Interest expense	(27)	(3)

Net income	$5,516	$(3)

Basic and diluted earnings per common share	$0.07	$(338.20)

Weighted average common shares outstanding—basic and diluted	75,397	10

Distributions declared and paid per common share	$0.22	$—

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31, 2008	For the period January 22, 2007 (Initial Capitalization) through March 31, 2007
Cash flow from (used in) operating activities:
Net income/(loss)	$5,516	$(3)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,729	—
Amortization of deferred financing costs and fair value adjustments	(187)	—
Net realized gain on sale of investments	(2,536)	—
Changes in operating assets and liabilities:
Increase in other assets	(605)	—
Increase in funds due from third party managers	(2,370)	—
Increase in accounts payable and accrued expenses	1,260	—

Net cash provided by (used in) operating activities	3,807	(3)

Cash flow used in investing activities:
Increase in capital improvement reserves	(99)
Cash paid for the acquisition of hotel properties	(300,341)	—
Deposits and other disbursements for the potential acquisition of hotel properties	(3,486)
Cost of investments in equity securities—available for sale	(23,897)
Proceeds from sale of equity securities—available for sale	20,091
Capital improvements	(219)	—

Net cash used in investing activities	(307,951)	—

Cash flow from financing activities:
Net proceeds (cost) related to issuance of common stock	164,629	(223)
Cash distributions paid to common shareholders	(16,351)	—
Proceeds from line of credit	—	250
Deferred financing costs	(73)	—

Net cash provided by financing activities	148,205	27

Net increase/(decrease) in cash and cash equivalents	(155,939)	24

Cash and cash equivalents, beginning of period	562,009	24

Cash and cash equivalents, end of period	$406,070	$48

Non-cash transactions:
Note payable assumed in acquisition	$5,143	$—
Intangible liabilities assumed in acquisition	$10,242	$—

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

APPLE REIT EIGHT, INC.

Notes to Consolidated Financial Statements

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2007 Annual Report on Form 10-K. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the period ending December 31, 2008.

Organization

Apple REIT Eight, Inc. (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock, were purchased by Apple Eight Advisors, Inc. (“A8A”), owned by Glade M. Knight, the Company’s Chairman and CEO, and 240,000 Series B convertible shares were also purchased individually by Glade M. Knight. The Company began operations on November 9, 2007 when it purchased its first hotel. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Offering Costs

The Company is raising capital through a “best-efforts” offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”), which receives a selling commission and a marketing expense allowance based on proceeds of the shares sold. Additionally, the Company has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. Prior to the commencement of the Company’s offering, these costs were deferred and recorded as prepaid expense. As of March 31, 2008, the Company had sold 85.6 million Units for gross proceeds of $939.1 million and proceeds net of offering costs of $844.0 million.

Investments

The Company owns equity securities that are classified as available-for-sale, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are included in Other assets, net in the Company’s Consolidated Balance Sheets at fair value which approximates cost. Under Financial Accounting Standards Board Statement No. 157 the investments are classified as Level 1 as the fair value is determined based on quoted prices of identical investments. Realized gains and losses on the sale of investments, as well as declines in value of a security considered to be other than temporary, are recognized in operations on the specific identification basis. As of March 31, 2008, the Company owned $6.3 million of marketable securities. The Company realized gains on sale of equity securities of $2.5 million during the three months ending March 31, 2008 which are included in Investment income in the Company’s Consolidated Statements of Operations.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the first quarter of 2008 or during the period January 22, 2007 through March 31, 2007. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have or is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 is effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

2. Investments in Hotels

The Company has purchased 17 hotels in 2008. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each hotel acquired. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Port Wentworth, GA	Hampton Inn	Newport	$10,780	106	1/2/2008
New York, NY	Independent	Marriott	99,000	200	1/4/2008
Marlborough, MA	Residence Inn	True North	20,200	112	1/15/2008
Annapolis, MD	Hilton Garden Inn	White	25,000	126	1/15/2008
Matthews, NC	Hampton Inn	Newport	11,300	92	1/15/2008
Dunn, NC	Hampton Inn	McKibbon	12,500	120	1/24/2008
Tallahassee, FL	Hilton Garden Inn	LBA	13,200	85	1/25/2008
Rogers, AR	Residence Inn	Intermountain	11,744	88	2/29/2008
Rogers, AR	Fairfield Inn	Intermountain	8,000	99	2/29/2008
Westford, MA	Hampton Inn & Suites	True North	15,250	110	3/6/2008
Concord, NC	Hampton Inn	Newport	9,200	101	3/7/2008
Sacramento, CA	Hilton Garden Inn	Dimension	27,630	154	3/7/2008
Texarkana, TX	TownePlace Suites	Intermountain	9,057	85	3/7/2008
Texarkana, TX	Courtyard	Intermountain	12,924	90	3/7/2008
Sanford, FL	SpringHill Suites	LBA	11,150	105	3/14/2008
Springdale, AR	Residence Inn	Intermountain	5,606	72	3/14/2008
Overland Park, KS	SpringHill Suites	True North	8,850	102	3/17/2008

			$311,391	1,847

No goodwill was recorded in connection with any of the acquisitions.

The Company assumed approximately $5.1 million of mortgage indebtedness during the first quarter of 2008, associated with its Concord, North Carolina Hampton Inn hotel acquisition. The fair value of the debt approximated the amount assumed. The interest rate on this debt is 6.10% and the debt matures in March 2017.

In addition to the gross purchase price for the hotels in New York, New York and Tallahassee, Florida, the Company assumed land leases. The minimum remaining lease payments for the New York lease are $231.2 million and the term runs through August 2046. The minimum remaining lease payments for the Tallahassee lease are $3.2 million and the term runs through December 2088.

Also, as part of the purchase of the New York, New York hotel, the Company assumed six leases for retail space in the building. The remaining terms of these leases range from five to ten years and the remaining minimum lease payments to be received are $11.7 million. Rental income from these leases is recorded in “Other Revenue” in the Company’s Consolidated Statements of Operations.

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), the Company allocates the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. In conjunction with the Company’s acquisition of the hotel in New York, New York in 2008, amounts were identified and allocated for market lease values and tenant relationships and are included in Intangible liabilities, net in the Company’s Consolidated Balance Sheets. These amounts are being amortized to rental income and land lease expense over the remaining terms of the associated contracts. The total value of these liabilities was $10.2 million.

The purchase price for the hotels, net of debt assumed, was funded by the Company’s ongoing offering of Units. Additionally, the Company used proceeds from its ongoing offering of Units to pay 2% of the aggregate gross purchase price for the 17 hotels purchased in the first three months of 2008, totaling $6.2 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”). This entity is wholly-owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. These costs have been capitalized to Investment in hotels, net.

At March 31, 2008, the Company’s investment in real estate consisted of the following (in thousands):

Land	$22,808
Building and Improvements	371,833
Furniture, Fixtures and Equipment	23,394

418,035
Less Accumulated Depreciation	(3,061)

Investment in hotels, net	$414,974

As of March 31, 2008, the Company has entered into purchase contracts for 24 additional hotels. Seven of the hotels were under construction as of March 31, 2008, with completion expected within the next nine to twenty-one months. The other 17 hotels are expected to close in the next three months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in Other assets, net in the Company’s Consolidated Balance Sheets as of March 31, 2008, and in Deposits and other disbursements for potential acquisition of hotel properties in the Company’s Consolidated Statements of Cash Flows. The following table summarizes the location, brand, number of rooms, refundable contract deposits, and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Warwick, RI	Hilton Garden Inn	160	$372	$24,000
Columbia, SC	Hilton Garden Inn	143	658	21,200
Tulare, CA	Hampton Inn & Suites	86	55	10,331
Memphis, TN	Hilton Garden Inn	120	250	17,150
Orlando, FL	Fairfield Inn	200	500	(a	)
Orlando, FL	SpringHill Suites	200	500	(a	)
Birmingham, AL	Homewood Suites	95	465	16,500
Jacksonville, FL	Homewood Suites	119	678	24,000
Tampa, FL	TownePlace Suites	95	339	12,000
Winston-Salem, NC	Courtyard	122	367	13,000
Greenville, SC	Residence Inn	78	260	9,200
Hilton Head, SC	Hilton Garden Inn	104	339	12,000
Cypress, CA	Courtyard	180	250	31,164
San Jose, CA	Homewood Suites	140	125	(b	)
Tukwila, WA	Homewood Suites	106	125	(b	)
Wichita, KS	Courtyard	90	200	8,273
Fayetteville, NC	Residence Inn	92	400	12,201
Baton Rouge, LA	SpringHill Suites	119	100	15,100
Overland Park, KS	Fairfield Inn	110	400	12,050
Overland Park, KS	Residence Inn	120	440	15,850
Westford, MA	Residence Inn	108	412	14,850
Kansas City, MO	Residence Inn	106	480	17,350
Rochester, MN	Hampton Inn & Suites	124	100	14,136
St. Charles, MO	Hilton Garden Inn	140	100	18,200

		2,957	$7,915	$407,505

(a)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $54,800. The total shown for the table includes this combined amount.
(b)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $34,150. The total shown for the table includes this combined amount.

3. Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has negotiated and entered into, a Property Acquisition and Disposition Agreement with ASRG, to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2008, payments to ASRG for services under the terms of this contract have totaled $7.9 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the A8A advisory agreement during the three months ended March 31, 2008 were $641 thousand. These expenses are recorded in General and Administrative expense. For the period January 22, 2007 through March 31, 2007, the Company did not incur these expenses.

ASRG and A8A are 100% owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

4. Series B Convertible Preferred Stock

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

(2) the termination or expiration without renewal of the advisory agreement with A8A, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through March 31, 2008, if a triggering event had occurred, expense would have ranged from $0 to $57.4 million.

5. Segments

The Company separately evaluates the performance of each of its hotel properties. Until the acquisition of the hotel in New York, New York in 2008, each hotel owned was not individually significant; therefore, the Company consolidated all hotels into one reportable segment. Due to the significance of the New York, New York hotel, the Company now has two reportable segments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. Dollar amounts are in thousands.

	For the three months ended March 31, 2008
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated
Total revenue	$2,841	$9,770	$—	$12,611
Hotel operating expenses	3,369	6,084	—	9,453
Operating income	(528)	3,686	—	3,158
Interest income/(expense)	—	(27)	3,505	3,478
Investment income	—	—	2,753	2,753
Depreciation/amortization	993	1,736	—	2,729
General and administrative expense	—	—	1,144	1,144

Net income/(loss)	$(1,521)	$1,923	$5,114	$5,516

Total assets	$111,707	$317,143	$412,658	$841,508

6. Pro Forma Information (unaudited)

The following unaudited pro forma information for the three months ended March 31, 2008 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2007 had occurred on the latter of January 1, 2008 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

Three months ended March 31, 2008
Hotel revenues	$18,116
Net income	6,010
Net income per share - basic and diluted	$0.08

The pro forma information reflects adjustments for actual revenues and expenses of the hotels acquired during the three months ended March 31, 2008 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company’s basis in the hotels.

7. Subsequent Events

In April 2008, the Company declared and paid approximately $6.3 million in distributions to its common shareholders, or $0.073334 per outstanding common share.

On April 3, 2008, the Company entered into a purchase contract for the potential acquisition of a Residence Inn hotel in Burbank, California. The gross purchase price for the 166 room hotel is $50.5 million, and a refundable deposit of $200 thousand was paid by the Company in connection with the contract.

On April 3, 2008, the Company entered into a purchase contract for the potential acquisition of a Residence Inn hotel in San Diego, California. The gross purchase price for the 125 room hotel is $28.75 million, and a refundable deposit of $200 thousand was paid by the Company in connection with the contract.

On April 30, 2008, the Company closed on the purchase of a Residence Inn hotel located in Overland Park, Kansas. The gross purchase price for this hotel, which contains a total of 120 guest rooms, was $15.9 million. The Company assumed an existing mortgage loan on the property with a principal balance of $7.1 million, an annual fixed interest rate of 5.74% and a maturity date in 2015.

On April 30, 2008, the Company closed on the purchase of a Residence Inn hotel located in Kansas City, Missouri. The gross purchase price for this hotel, which contains a total of 106 guest rooms, was $17.4 million. The Company assumed an existing mortgage loan on the property with a principal balance of $11.6 million, an annual fixed interest rate of 5.74% and a maturity date in 2015.

On April 30, 2008, the Company closed on the purchase of a Residence Inn hotel located in Westford, Massachusetts. The gross purchase price for this hotel, which contains a total of 108 guest rooms, was $14.9 million. The Company assumed an existing mortgage loan on the property with a principal balance of $7.2 million, an annual fixed interest rate of 6.50% and a maturity date in 2010.

On April 30, 2008, the Company closed on the purchase of a Courtyard hotel located in Cypress, California. The gross purchase price for this hotel, which contains a total of 180 guest rooms, was $31.2 million.

During April 2008, the Company closed on the issuance of 5.5 million Units, representing gross proceeds to the Company of $60.9 million and proceeds net of selling and marketing costs of $54.8 million. This issuance represented the completion of the Company’s sale of $1.0 billion in Units under its initial registration of Units.

During April 2008, the Company instituted a dividend reinvestment plan allowing Unit holders to reinvest dividends towards the purchase of additional Units of ownership in the Company. The plan allows for the issuance of up to 10 million additional Units by the Company. The current Unit price for issuances under the plan is $11 per Unit.

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

Overview

Apple REIT Eight, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 23 properties as of March 31, 2008 and has a limited operating history, was formed to invest in hotels, residential apartment communities and other selected real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of results for the three months ended March 31, 2008.

(in thousands, except statistical data)	Three months ended March 31, 2008	Percent of Revenue
Total revenues	$12,611	100%
Hotel direct expenses	7,238	57%
Taxes, insurance and other expense	709	6%
Land lease expense	1,506	12%
General and administrative expense	1,144	9%
Depreciation	2,729
Interest income, net of expense	3,478
Investment income	2,753
Number of hotels	23
Average Daily Rate (ADR)	$115
Occupancy	66%
RevPAR	$75

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 23 hotels the Company owned at March 31, 2008. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Somerset, NJ	Courtyard	Newport	$16,000	162	11/9/2007
Greensboro, NC	SpringHill Suites	Newport	8,000	82	11/9/2007
Harrisonburg, VA	Courtyard	Newport	23,219	125	11/16/2007
Bowling Green, KY	Hampton Inn	Newport	18,832	131	12/6/2007
Chattanooga, TN	Homewood Suites	LBA	8,600	76	12/14/2007
Tulsa, OK	Hampton Inn & suites	Western	10,200	102	12/28/2007
Port Wentworth, GA	Hampton Inn	Newport	10,780	106	1/2/2008
New York, NY	Independent	Marriott	99,000	200	1/4/2008
Marlborough, MA	Residence Inn	True North	20,200	112	1/15/2008
Annapolis, MD	Hilton Garden Inn	White	25,000	126	1/15/2008
Matthews, NC	Hampton Inn	Newport	11,300	92	1/15/2008
Dunn, NC	Hampton Inn	McKibbon	12,500	120	1/24/2008
Tallahassee, FL	Hilton Garden Inn	LBA	13,200	85	1/25/2008
Rogers, AR	Residence Inn	Intermountain	11,744	88	2/29/2008
Rogers, AR	Fairfield Inn	Intermountain	8,000	99	2/29/2008
Westford, MA	Hampton Inn & Suites	True North	15,250	110	3/6/2008
Concord, NC	Hampton Inn	Newport	9,200	101	3/7/2008
Sacramento, CA	Hilton Garden Inn	Dimension	27,630	154	3/7/2008
Texarkana, TX	TownePlace Suites	Intermountain	9,057	85	3/7/2008
Texarkana, TX	Courtyard	Intermountain	12,924	90	3/7/2008
Sanford, FL	SpringHill Suites	LBA	11,150	105	3/14/2008
Springdale, AR	Residence Inn	Intermountain	5,606	72	3/14/2008
Overland Park, KS	SpringHill Suites	True North	8,850	102	3/17/2008

			$396,242	2,525

The total gross purchase price for all 23 hotels of $396.2 million was funded primarily by the Company’s ongoing best efforts offering of Units. The Company also assumed an existing mortgage loan on one of the hotel properties purchased. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under hotel lease agreements. The Company also used the proceeds of its offering to pay $7.9 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President.

Of the Company’s 23 hotels owned at March 31, 2008, 17 were purchased during the first quarter of 2008. The total gross purchase price for these 17 hotels, with a total of 1,847 rooms, was $311.4 million. In addition to the gross purchase price for the hotels in New York, New York and Tallahassee, Florida, the Company assumed land leases. The minimum remaining lease payments for the New York lease are $231.2 million and the term runs through August 2046. The minimum remaining lease payments for the Tallahassee lease are $3.2 million and the term runs through December 2088.

Results of Operations

During the period from the Company’s initial formation on January 22, 2007 to November 8, 2007, the company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company’s first property acquisition. A comparison of operations for the three month period ended March 31, 2008 to prior year results is therefore not meaningful. In general, the performance of the Company’s hotels during their initial period of ownership has met expectations. Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. As a result of these factors, there can be no assurance that the Company’s operating performance will continue to meet expectations.

The Company separately evaluates the performance of each of its hotel properties. Until the acquisition of its hotel in New York, New York in 2008, the Company had one reportable segment as each hotel owned was not individually significant. Due to the significance of the New York, New York hotel, the Company now has two reportable segments.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations included in the consolidated statement of operations are for the Company’s 23 hotels acquired through March 31, 2008, for the respective period of ownership for each property. For the three month period ended March 31, 2008, the Company had total revenue of $12.6 million. Revenue for the New York hotel was $2.8 million or 23% of total revenue, and revenue for all other hotels combined was $9.8 million.

For this three month period the hotels achieved combined average occupancy of approximately 66%, average daily rate (“ADR”) of $115 and revenue per available room (“RevPAR”) of $75. The New York hotel had average occupancy of 59%, ADR of $213 and RevPAR of $126. All other hotels combined had occupancy of 66%, ADR of $104 and RevPAR of $69. The New York hotel’s market demands and receives a much higher room rate than the other hotel locations. The Company believes that previous management of the New York hotel did not monitor or maintain an aggressive pricing strategy. Upon acquisition of the New York hotel, the Company transitioned the day-to-day management to an affiliate of Marriott. As a result, it is anticipated RevPAR will grow through the remainder of 2008 at this hotel. The rates for the other hotels are comparable with industry and brand averages, given the Company’s portfolio of hotel properties at March 31, 2008. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR, is calculated as ADR multiplied by the occupancy percentage.

Expenses

For the three month period ended March 31, 2008, hotel direct expenses of the Company’s hotels totaled $7.2 million. As a percentage of total revenue, hotel direct expenses were 57% of total revenue for the three month period ended March 31, 2008. The New York hotel had direct expenses of $1.7 million or 58% of its total revenue for the quarter. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

Taxes, insurance, and other expense for the three months ended March 31, 2008 totaled $0.7 million (of which approximately $180 thousand related to the New York hotel), representing 6% of total revenues for the period.

Land lease expense was $1.5 million for the first quarter of 2008. It represents the expense incurred by the Company to lease land for three hotel properties. Two of these hotels, one located in New York, New York and the other in Tallahassee, Florida, were acquired in 2008. The third hotel, located in Somerset, New Jersey, was acquired in 2007. Land lease expense for the first quarter for the New York hotel was $1.4 million.

General and administrative expense for the three months ended March 31, 2008 was $1.1 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense was $2.7 million for the first quarter of 2008, which includes $1.0 million for the New York hotel. Total depreciation expense of $2.7 million represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

For the three month period ended March 31, 2008, the Company recognized interest income of $3.5 million. Interest income represents earnings on excess cash invested in short term money market instruments and certificates of deposit. Interest expense during the three month period ended March 31, 2008 totaled $27 thousand, and primarily represents interest expense incurred on a mortgage loan assumed on one hotel property as of March 31, 2008.

During the first quarter of 2008, the Company acquired and sold equity securities in several publicly traded Real Estate Investment Trusts, resulting in realized gains and other investment income of $2.8 million. As of March 31, 2008, the Company owned marketable equity securities with a fair value of $6.3 million, which approximates their cost. These investments are recorded in Other assets, net on the Company’s Consolidated Balance Sheet at March 31, 2008.

Liquidity and Capital Resources

The Company is raising capital through a “best-efforts” offering of shares by David Lerner Associates, Inc. (the “Managing Dealer”), which receives selling commissions and a marketing expense allowance based on proceeds of the shares sold. The minimum offering of 4,761,905 Units at $10.50 per Unit was sold as of July 27, 2007, with proceeds net of commissions and marketing expenses totaling $45.0 million. Subsequent to the minimum offering and through March 31, 2008, an additional 80.8 million Units, at $11 per Unit, were sold, with the Company receiving proceeds, net of commissions, marketing expenses and other offering costs of approximately $800.2 million. The Company is continuing its offering at $11.00 per Unit.

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

As of March 31, 2008, the Company had cash and cash equivalents totaling $406.1 million, primarily as a result of its sale of Units through that date. The Company intends to use funds generated from its “best-efforts” offering to invest in hotels, residential apartment communities and other commercial real estate. As of March 31, 2008, the Company has entered into purchase contracts for 24 hotels. 17 of these hotels are expected to close within the next three months. Seven of the hotels are under development and are expected to close in 2008 and 2009. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in Other assets, net in the Company’s consolidated balance sheet as of March 31, 2008.

The following table summarizes the location, brand, gross purchase price, contract deposits, and number of rooms for each hotel. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Warwick, RI	Hilton Garden Inn	160	$372	$24,000
Columbia, SC	Hilton Garden Inn	143	658	21,200
Tulare, CA	Hampton Inn & Suites	86	55	10,331
Memphis, TN	Hilton Garden Inn	120	250	17,150
Orlando, FL	Fairfield Inn	200	500	(a	)
Orlando, FL	SpringHill Suites	200	500	(a	)
Birmingham, AL	Homewood Suites	95	465	16,500
Jacksonville, FL	Homewood Suites	119	678	24,000
Tampa, FL	TownePlace Suites	95	339	12,000
Winston-Salem, NC	Courtyard	122	367	13,000
Greenville, SC	Residence Inn	78	260	9,200
Hilton Head, SC	Hilton Garden Inn	104	339	12,000
Cypress, CA	Courtyard	180	250	31,164
San Jose, CA	Homewood Suites	140	125	(b	)
Tukwila, WA	Homewood Suites	106	125	(b	)
Wichita, KS	Courtyard	90	200	8,273
Fayetteville, NC	Residence Inn	92	400	12,201
Baton Rouge, LA	SpringHill Suites	119	100	15,100
Overland Park, KS	Fairfield Inn	110	400	12,050
Overland Park, KS	Residence Inn	120	440	15,850
Westford, MA	Residence Inn	108	412	14,850
Kansas City, MO	Residence Inn	106	480	17,350
Rochester, MN	Hampton Inn & Suites	124	100	14,136
St. Charles, MO	Hilton Garden Inn	140	100	18,200

		2,957	$7,915	$407,505

(a)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $54,800. The total shown for the table includes this combined amount.
(b)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $34,150. The total shown for the table includes this combined amount.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first three months of 2008 totaled $16.4 million and were paid monthly at a rate of $0.073334 per common share, and included a return of capital. For the same period the Company’s cash generated from operations was approximately $3.8 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from our offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis, at an annualized dividend rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

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

Additionally, the Company is planning on converting the hotel in New York to a Renaissance hotel. In order to complete this conversion, the Company anticipates spending approximately $17 million in capital expenditures. Total capital expenditures for 2008 are anticipated to be approximately $23 million.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has negotiated and entered into, a Property Acquisition and Disposition Agreement with ASRG, to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2008, payments to ASRG for services under the terms of this contract have totaled $7.9 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the A8A advisory agreement during the three months ended March 31, 2008 were $641 thousand. These expenses are recorded in General and Administrative expense. For the period January 22, 2007 through March 31, 2007, the Company did not incur these expenses.

ASRG and A8A are 100% owned by Glade M. Knight, Chairman, Chief Executive Officer and President of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. (a newly formed company that intends to qualify as a diversified REIT). Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

Series B Convertible Preferred Stock

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

(2) the termination or expiration without renewal of the advisory agreement with A8A, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

(3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Although the fair market value cannot be determined at this time, expense if the maximum offering is achieved could range from $0 to in excess of $63 million (assumes $11 per unit fair market value). Based on equity raised through March 31, 2008, if a triggering event had occurred, expense would have ranged from $0 to $57.4 million.

Subsequent Events

In April 2008, the Company declared and paid approximately $6.3 million in distributions to its common shareholders, or $0.073334 per outstanding common share.

On April 3, 2008, the Company entered into a purchase contract for the potential acquisition of a Residence Inn hotel in Burbank, California. The gross purchase price for the 166 room hotel is $50.5 million, and a refundable deposit of $200 thousand was paid by the Company in connection with the contract.

On April 3, 2008, the Company entered into a purchase contract for the potential acquisition of a Residence Inn hotel in San Diego, California. The gross purchase price for the 125 room hotel is $28.75 million, and a refundable deposit of $200 thousand was paid by the Company in connection with the contract.

On April 30, 2008, the Company closed on the purchase of a Residence Inn hotel located in Overland Park, Kansas. The gross purchase price for this hotel, which contains a total of 120 guest rooms, was $15.9 million. The Company assumed an existing mortgage loan on the property with a principal balance of $7.1 million, an annual fixed interest rate of 5.74% and a maturity date in 2015.

On April 30, 2008, the Company closed on the purchase of a Residence Inn hotel located in Kansas City, Missouri. The gross purchase price for this hotel, which contains a total of 106 guest rooms, was $17.4 million. The Company assumed an existing mortgage loan on the property with a principal balance of $11.6 million, an annual fixed interest rate of 5.74% and a maturity date in 2015.

On April 30, 2008, the Company closed on the purchase of a Residence Inn hotel located in Westford, Massachusetts. The gross purchase price for this hotel, which contains a total of 108 guest rooms, was $14.9 million. The Company assumed an existing mortgage loan on the property with a principal balance of $7.2 million, an annual fixed interest rate of 6.50% and a maturity date in 2010.

On April 30, 2008, the Company closed on the purchase of a Courtyard hotel located in Cypress, California. The gross purchase price for this hotel, which contains a total of 180 guest rooms, was $31.2 million.

During April 2008, the Company closed on the issuance of 5.5 million Units, representing gross proceeds to the Company of $60.9 million and proceeds net of selling and marketing costs of $54.8 million. This issuance represented the completion of the Company’s sale of $1.0 billion in Units under its initial registration of Units.

During April 2008, the Company instituted a dividend reinvestment plan allowing Unit holders to reinvest dividends towards the purchase of additional Units of ownership in the Company. The plan allows for the issuance of up to 10 million additional Units by the Company. The current Unit price for issuances under the plan is $11 per Unit.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters on both a local and national scale. Although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position or results of operations.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at its hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have or is not anticipated to have a material impact on the Company’s results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 is effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2008, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk or commodity price risk. The Company will be exposed to interest rate risk due to possible changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at March 31, 2008, of $406.1 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $4.1 million, all other factors remaining the same. As of March 31, 2008, the Company was exposed to market risk due to equity price risk. At March 31, 2008 the Company owned marketable equity securities, classified as available-for-sale, with a cost of $6.3 million which also approximated market value. These equity securities were comprised of two publicly traded Real Estate Investment Trusts. There is no assurance that future declines in values will not have a material adverse impact on the Company’s future results of operations. A 10% decrease in the fair values of the Company’s equity investments as of March 31, 2008 would decrease their fair values and reduce earnings by approximately $0.6 million.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of March 31, 2008. All amounts are in thousands except per Unit data:

Units Registered:

	4,762	Units	$10.50 per Unit	$50,000
	86,364	Units	$11 per Unit	950,000

Totals:	91,126	Units		$1,000,000
Units Sold:
	4,762	Units	$10.50 per Unit	$50,000
	80,824	Units	$11 per Unit	889,063

Totals:	85,586	Units		$939,063

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	$93,906
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,187

Total Expenses of Issuance and Distribution of Common Shares	95,093

Net Proceeds to the Company	$843,970

1. Purchase of real estate (net of debt proceeds and repayment)	$394,729
2. Deposits and other costs associated with potential real estate acquisitions	9,966
3. Repayment of other indebtedness, including interest expense paid	287
4. Investment and working capital	429,800
5. Fees to the following (all affiliates of officers of the Company):
a. Apple Eight Advisors, Inc.	1,267
b. Apple Suites Realty Group, Inc.	7,921
6. Fees and expenses of third parties	—
7. Other	—

Total of Application of Net Proceeds to the Company	$843,970

Item 6.	Exhibits

Exhibit Number	Description of Documents
3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.49	Purchase Contract dated as of April 3, 2008 between First Street Hotels, LLC and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH).

10.50	Purchase Contract dated as of April 3, 2008 between Ocean Ranch Hotels, LLC and Apple Eight Hospitality Ownership, Inc. (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company's Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 8, 2008
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 8, 2008
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)