Form 10-Q
period 2008-09-30
Apple REIT Eight, Inc.
filed 2008-11-04
CIK 1387361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Number of registrant’s common shares outstanding as of November 1, 2008: 92,045,504

Apple REIT Eight, Inc.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – September 30, 2008 and December 31, 2007	3
	Consolidated Statements of Operations and Comprehensive Income – Three and nine months ended September 30, 2008 and three months ended September 30, 2007 and Period from January 22, 2007 (initial capitalization) through September 30, 2007	4
	Consolidated Statements of Cash Flows – Nine months ended September 30, 2008 and Period from January 22, 2007 (initial capitalization) through September 30, 2007	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	27

Signatures		28

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

Apple REIT Eight, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Investment in hotels, net of accumulated depreciation of $14,800 and $333	$925,366	$87,310
Cash and cash equivalents	55,464	562,009
Restricted cash-furniture, fixtures and other escrows	10,552	—
Due from third party managers, net	6,540	370
Other assets, net	11,287	21,082

TOTAL ASSETS	$1,009,209	$670,771

LIABILITIES
Accounts payable and accrued expenses	$7,198	$452
Intangible liabilities, net	12,115	—
Note payable	128,959	—

TOTAL LIABILITIES	148,272	452

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,920,807 and 68,942,756 shares	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 91,920,807 and 68,942,756 shares	907,301	679,361
Distributions greater than net income	(42,915)	(9,066)
Accumulated other comprehensive loss	(3,473)	—

TOTAL SHAREHOLDERS’ EQUITY	860,937	670,319

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,009,209	$670,771

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	For the period January 22, 2007 (Initial Capitalization) through September 30, 2007
Revenues:
Room revenue	$46,011	$—	$87,895	$—
Other revenue	3,107	—	6,053	—

Total revenue	49,118	—	93,948	—

Expenses:
Operating expense	11,987	—	23,073	—
Hotel administrative expense	3,738	—	7,316	—
Sales and marketing	3,050	—	5,693	—
Utilities	2,153	—	3,880	—
Repair and maintenance	2,228	—	4,339	—
Franchise fees	1,966	—	3,653	—
Management fees	1,944	—	3,421	—
Taxes, insurance and other	2,372	—	4,500	—
Land lease expense	1,583	—	4,674	—
General and administrative	1,023	241	3,438	309
Depreciation expense	6,825	—	14,467	—

Total expenses	38,869	241	78,454	309

Operating income (loss)	10,249	(241)	15,494	(309)

Investment income	315	—	3,315	—
Interest income	648	663	5,959	655
Interest expense	(1,752)	—	(2,494)	—

Net income	$9,460	$422	$22,274	$346

Unrealized loss on investments	(1,136)	—	(3,473)	—

Comprehensive income	$8,324	$422	$18,801	$346

Basic and diluted earnings per common share	$0.10	$0.08	$0.26	$0.17

Weighted average common shares outstanding—basic and diluted	91,604	5,491	85,627	2,013

Distributions declared and paid per common share	$0.22	$0.15	$0.66	$0.15

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30, 2008	For the period January 22, 2007 (Initial Capitalization) through September 30, 2007
Cash flow from operating activities:
Net income	$22,274	$346
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,467	—
Amortization of deferred financing costs and fair value adjustments	(551)
Stock option expense	61	20
Net realized gain on sale of investments	(2,545)	—
Changes in operating assets and liabilities:
Increase in other assets	(1,033)	—
Increase in funds due from third party managers	(6,250)	—
Increase in accounts payable and accrued expenses	4,660	107

Net cash provided by operating activities	31,083	473

Cash flow used in investing activities:
Increase in capital improvement reserves	(1,040)	—
Cash paid for the acquisition of hotel properties	(694,041)	—
Deposits and other disbursements for the potential acquisition of hotel properties	(378)	(4,260)
Cost of investments in equity securities—available for sale	(30,562)	—
Proceeds from sale of equity securities—available for sale	22,692	—
Capital improvements	(3,836)	—

Net cash used in investing activities	(707,165)	(4,260)

Cash flow from financing activities:
Net proceeds related to issuance of common stock	227,879	136,674
Cash distributions paid to common shareholders	(56,123)	(1,098)
Mortgage principal payments	(497)	—
Deferred financing costs	(1,722)	—

Net cash provided by financing activities	169,537	135,576

Net increase/(decrease) in cash and cash equivalents	(506,545)	131,789

Cash and cash equivalents, beginning of period	562,009	24

Cash and cash equivalents, end of period	$55,464	$131,813

Non-cash transactions:
Notes payable assumed in acquisitions	$128,924	$—
Intangible liabilities assumed in acquisition	$12,685	$—

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

APPLE REIT EIGHT, INC.

Notes to Consolidated Financial Statements

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2007 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the period ending December 31, 2008.

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

Offering Costs

In April 2008, the Company completed its best-efforts offering of Units by David Lerner Associates, Inc., (the “Managing Dealer”), which received a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company incurred other offering costs including costs for legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. From the Company’s initial capitalization on January 22, 2007 through the conclusion of the offering, the Company sold 91.1 million Units for gross proceeds of $1.0 billion and proceeds net of offering costs of $899 million.

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

Under Financial Accounting Standards Board Statement No. 157 the investments are classified as Level 1 as the fair value is determined based on quoted prices of identical investments. Realized gains and losses on the sale of investments, as well as declines in value of a security considered to be other than temporary, are recognized in operations on the specific identification basis. As of September 30, 2008, the Company owned marketable securities with a cost of $10.4 million and a fair value of approximately $6.9 million. The Company realized gains on sale of equity securities of $2.5 million during the nine months ending September 30, 2008 which are included in Investment income in the Company’s Consolidated Statements of Operations. The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. Based on this review, the Company has concluded none of the available-for-sale securities has experienced an other-than-temporary impairment.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the nine months ended 2008 or during the period January 22, 2007 through September 30, 2007. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

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

2. Investments in Hotels

The Company has purchased 43 hotels in 2008. The following table sets forth the location, brand, manager, gross purchase price, number of hotel rooms and date of purchase by the Company for each hotel acquired. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Port Wentworth, GA	Hampton Inn	Newport	$10,780	106	1/2/2008
New York, NY	Independent	Marriott	99,000	200	1/4/2008
Marlborough, MA	Residence Inn	True North	20,200	112	1/15/2008
Annapolis, MD	Hilton Garden Inn	White	25,000	126	1/15/2008
Matthews, NC	Hampton Inn	Newport	11,300	92	1/15/2008
Dunn, NC	Hampton Inn	McKibbon	12,500	120	1/24/2008
Tallahassee, FL	Hilton Garden Inn	LBA	13,200	85	1/25/2008
Rogers, AR	Residence Inn	Intermountain	11,744	88	2/29/2008
Rogers, AR	Fairfield Inn	Intermountain	8,000	99	2/29/2008
Westford, MA	Hampton Inn & Suites	True North	15,250	110	3/6/2008
Concord, NC	Hampton Inn	Newport	9,200	101	3/7/2008
Sacramento, CA	Hilton Garden Inn	Dimension	27,630	154	3/7/2008
Texarkana, TX	TownePlace Suites	Intermountain	9,057	85	3/7/2008
Texarkana, TX	Courtyard	Intermountain	12,924	90	3/7/2008
Sanford, FL	SpringHill Suites	LBA	11,150	105	3/14/2008
Springdale, AR	Residence Inn	Intermountain	5,606	72	3/14/2008
Overland Park, KS	SpringHill Suites	True North	8,850	102	3/17/2008
Westford, MA	Residence Inn	True North	14,850	108	4/30/2008
Cypress, CA	Courtyard	Dimension	31,164	180	4/30/2008
Overland Park, KS	Residence Inn	True North	15,850	120	4/30/2008
Kansas City, MO	Residence Inn	True North	17,350	106	4/30/2008
Fayetteville, NC	Residence Inn	Intermountain	12,201	92	5/9/2008
Burbank, CA	Residence Inn	Marriott	50,500	166	5/13/2008
Oceanside, CA	Residence Inn	Marriott	28,750	125	5/13/2008
Greenville, SC	Residence Inn	McKibbon	8,700	78	5/19/2008
Winston-Salem, NC	Courtyard	McKibbon	13,500	122	5/19/2008
Birmingham, AL	Homewood Suites	McKibbon	16,500	95	5/23/2008
Hilton Head, SC	Hilton Garden Inn	McKibbon	13,500	104	5/29/2008
Virginia Beach, VA	Courtyard	Crestline	27,100	141	6/5/2008
Virginia Beach, VA	Courtyard	Crestline	39,700	160	6/5/2008
Carolina Beach, NC	Courtyard	Crestline	24,214	144	6/5/2008
Charlottesville, VA	Courtyard	Crestline	27,900	137	6/5/2008
Wichita, KS	Courtyard	Intermountain	8,874	90	6/13/2008
Tampa, FL	TownePlace Suites	McKibbon	11,250	95	6/17/2008
Jacksonville, FL	Homewood Suites	McKibbon	23,250	119	6/17/2008
Tulare, CA	Hampton Inn & Suites	Inn Ventures	10,331	86	6/26/2008
Suffolk, VA	TownePlace Suites	Crestline	10,000	72	7/2/2008
Suffolk, VA	Courtyard	Crestline	12,500	92	7/2/2008
San Jose, CA	Homewood Suites	Dimension	21,862	140	7/2/2008
Tukwila, WA	Homewood Suites	Dimension	15,707	106	7/2/2008
Savannah, GA	Hilton Garden Inn	Newport	12,500	105	7/31/2008
Overland Park, KS	Fairfield Inn & Suites	True North	12,050	110	8/20/2008
Columbia, SC	Hilton Garden Inn	Newport	21,200	143	9/22/2008

			$812,694	4,883

No goodwill was recorded in connection with any of the acquisitions.

The Company assumed approximately $128.9 million of mortgage indebtedness during the first nine months of 2008, associated with 15 of its hotel acquisitions. The following table summarizes the interest rate, maturity date and principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed
Concord, NC	Hampton Inn	6.10%	3/1/2017	$5,143
Westford, MA	Residence Inn	6.50%	11/10/2010	7,199
Overland Park, KS	Residence Inn	5.74%	4/1/2015	7,079
Kansas City, MO	Residence Inn	5.74%	11/1/2015	11,645
Fayetteville, NC	Residence Inn	8.12%	11/1/2011	7,204
Greenville, SC	Residence Inn	6.03%	2/8/2017	6,512
Winston-Salem, NC	Courtyard	5.94%	12/8/2016	8,000
Birmingham, AL	Homewood Suites	6.03%	2/8/2017	11,815
Hilton Head, SC	Hilton Garden Inn	6.29%	4/11/2016	6,371
Tampa, FL	TownePlace Suites	6.06%	2/8/2017	8,268
Jacksonville, FL	Homewood Suites	6.03%	2/8/2017	17,159
Suffolk, VA	TownePlace Suites	6.03%	7/1/2017	6,630
Suffolk, VA	Courtyard	6.03%	7/1/2017	8,644
Savannah, GA	Hilton Garden Inn	5.87%	2/1/2017	5,679
Columbia, SC	Hilton Garden Inn	(a)	2/1/2012	11,576

				$128,924

(a)	The interest rate on this mortgage is a variable rate based on 3-month LIBOR. As of September 30, 2008, the current interest rate was 7.49%.

In addition to the gross purchase price for the hotels in New York, New York, Tallahassee, Florida, one of the Virginia Beach, Virginia hotels and the hotel in Savannah, Georgia, the Company assumed land leases. The remaining minimum lease payments for the New York lease are $229.6 million and the term runs through August 2046. The remaining minimum lease payments for the Tallahassee lease are $3.2 million and the term runs through December 2088. The remaining minimum lease payments for the Virginia Beach property are $0.9 million and the term runs through December 31, 2023. The remaining minimum lease payments for the Savannah property are $0.8 million and the term runs through August 2054.

Also, as part of the purchase of the New York, New York hotel, the Company assumed six leases for retail space in the building. The remaining terms of these leases range from approximately five to ten years and the remaining minimum lease payments to be received are $10.8 million. Rental income from these leases is recorded in “Other Revenue” in the Company’s Consolidated Statements of Operations.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), the Company allocates the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. In conjunction with the Company’s acquisition of the hotel in New York, New York and one of the Savannah, Georgia hotels in 2008, amounts were identified and allocated for market lease values and tenant relationships and are included in Intangible liabilities, net in the Company’s Consolidated Balance Sheets. These amounts are being amortized to rental income and land lease expense over the remaining terms of the associated contracts. The total value of these liabilities was $10.2 million for the New York hotel and $2.4 million for the Savannah, Georgia hotel.

The purchase price for the hotels, net of debt assumed, was funded by the Company’s cash on hand. Additionally, the Company used cash on hand to pay 2% of the aggregate gross purchase price for the 43 hotels purchased in the first nine months of 2008, totaling $16.3 million, as a brokerage commission to Apple Suites Realty Group, Inc. (“ASRG”). This entity is wholly-owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. These costs have been capitalized to Investment in hotels, net.

At September 30, 2008, the Company’s investment in real estate consisted of the following (in thousands):

Land	$82,776
Building and Improvements	808,920
Furniture, Fixtures and Equipment	48,470

940,166
Less Accumulated Depreciation	(14,800)

Investment in hotels, net	$925,366

As of September 30, 2008, the Company has entered into purchase contracts for 7 additional hotels which were under construction as of September 30, 2008, with completion expected within the next one to fifteen months. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in Other assets, net in the Company’s Consolidated Balance Sheets as of September 30, 2008, and in Deposits and other disbursements for the potential acquisition of hotel properties in the Company’s Consolidated Statements of Cash Flows. The following table summarizes the location, brand, number of rooms, refundable contract deposits, and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Memphis, TN	Hilton Garden Inn	120	$250	$17,150
Orlando, FL	Fairfield Inn	200	500	(a	)
Orlando, FL	SpringHill Suites	200	500	(a	)
Baton Rouge, LA	SpringHill Suites	119	100	15,100
Rochester, MN	Hampton Inn & Suites	124	100	14,136
Chesapeake, VA	Marriott	226	—	38,400
Wilmington, NC	Fairfield Inn & Suites	122	—	14,800

		1,111	$1,450	$154,386

(a)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $54,800. The total shown for the table includes this combined amount.

3. Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has negotiated and entered into, a Property Acquisition and Disposition Agreement with ASRG, to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2008, payments to ASRG for services under the terms of this contract have totaled $17.9 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the A8A advisory agreement during the nine months ended September 30, 2008 were $2.0 million. These expenses are recorded in General and Administrative expense. For the period January 22, 2007 through September 30, 2007, the Company incurred $149 thousand for these expenses.

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

4. Shareholder’s Equity

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through September 30, 2008, 795,255 Units were issued under the plan representing approximately $8.7 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The initial redemption under the program occurred subsequent to the third quarter of 2008.

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

	For the three months ended September 30, 2008
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated
Total revenue	$3,710	$45,408	$—	$49,118
Hotel operating expenses	3,708	27,313	—	31,021

Property operating income	2	18,095	—	18,097
Interest income/(expense)	—	(1,923)	819	(1,104)
Investment income	—	—	315	315
Depreciation/amortization	1,059	5,766	—	6,825
General and administrative expense	—	—	1,023	1,023

Net income/(loss)	$(1,057)	$10,406	$111	$9,460

Total assets	$113,490	$833,225	$62,494	$1,009,209

	For the nine months ended September 30, 2008
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated
Total revenue	$11,192	$82,756	$—	$93,948
Hotel operating expenses	11,170	49,379	—	60,549

Property operating income	22	33,377	—	33,399
Interest income/(expense)		(2,665)	6,130	3,465
Investment income	—	—	3,315	3,315
Depreciation/amortization	3,058	11,409	—	14,467
General and administrative expense	—	—	3,438	3,438

Net income/(loss)	$(3,036)	$19,303	$6,007	$22,274

Total assets	$113,490	$833,225	$62,494	$1,009,209

7. Pro Forma Information (unaudited)

The following unaudited pro forma information for the three and nine months ended September 30, 2008 is presented as if the acquisitions of the Company’s hotels acquired after December 31, 2007 had occurred on the latter of January 1, 2008 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands, except per share data.

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Hotel revenues	$50,494	$140,941
Net income	9,370	24,970
Net income per share—basic and diluted	$0.10	$0.28

The pro forma information reflects adjustments for actual revenues and expenses of the hotels acquired during the nine months ended September 30, 2008 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners’ debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company’s basis in the hotels.

8. Subsequent Events

In October 2008, the Company declared and paid approximately $6.7 million in distributions to its common shareholders, or $0.073334 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $2.4 million were reinvested, resulting in the issuance of approximately 219,000 Units.

In October 2008, the Company redeemed 94,836 Units in the amount of $1.0 million under its Unit Redemption Program.

On October 21, 2008, the Company closed on the purchase of a Marriott full-service hotel located in Chesapeake, Virginia. The total purchase price for this hotel, which contains a total of 226 guest rooms, was $38.4 million.

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

Overview

Apple REIT Eight, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 49 properties as of September 30, 2008 and has a limited operating history, was formed to invest in hotels, residential apartment communities and other real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of results for the three and nine months ended September 30, 2008.

(in thousands, except statistical data)	Three months ended September 30, 2008	Percent of Revenue	Nine months ended September 30, 2008	Percent of Revenue
Total revenues	$49,118	100%	$93,948	100%
Hotel direct expenses	27,066	55%	51,375	55%
Taxes, insurance and other expense	2,372	5%	4,500	5%
Land lease expense	1,583	3%	4,674	5%
General and administrative expense	1,023	2%	3,438	4%
Depreciation	6,825	14%	14,467	15%
Interest income, net of (expense)	(1,104)		3,465
Investment income	315		3,315

Number of hotels	49		49
Average Daily Rate (ADR)	$125		$123
Occupancy	75%		74%
RevPAR	$94		$91

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 49 hotels the Company owned at September 30, 2008. All dollar amounts are in thousands.

Location	Brand	Manager	Gross Purchase Price	Rooms	Date of Purchase
Somerset, NJ	Courtyard	Newport	$16,000	162	11/9/2007
Greensboro, NC	SpringHill Suites	Newport	8,000	82	11/9/2007
Harrisonburg, VA	Courtyard	Newport	23,219	125	11/16/2007
Bowling Green, KY	Hampton Inn	Newport	18,832	131	12/6/2007
Chattanooga, TN	Homewood Suites	LBA	8,600	76	12/14/2007
Tulsa, OK	Hampton Inn & suites	Western	10,200	102	12/28/2007
Port Wentworth, GA	Hampton Inn	Newport	10,780	106	1/2/2008
New York, NY	Independent	Marriott	99,000	200	1/4/2008
Marlborough, MA	Residence Inn	True North	20,200	112	1/15/2008
Annapolis, MD	Hilton Garden Inn	White	25,000	126	1/15/2008
Matthews, NC	Hampton Inn	Newport	11,300	92	1/15/2008
Dunn, NC	Hampton Inn	McKibbon	12,500	120	1/24/2008
Tallahassee, FL	Hilton Garden Inn	LBA	13,200	85	1/25/2008
Rogers, AR	Residence Inn	Intermountain	11,744	88	2/29/2008
Rogers, AR	Fairfield Inn	Intermountain	8,000	99	2/29/2008
Westford, MA	Hampton Inn & Suites	True North	15,250	110	3/6/2008
Concord, NC	Hampton Inn	Newport	9,200	101	3/7/2008
Sacramento, CA	Hilton Garden Inn	Dimension	27,630	154	3/7/2008
Texarkana, TX	TownePlace Suites	Intermountain	9,057	85	3/7/2008
Texarkana, TX	Courtyard	Intermountain	12,924	90	3/7/2008
Sanford, FL	SpringHill Suites	LBA	11,150	105	3/14/2008
Springdale, AR	Residence Inn	Intermountain	5,606	72	3/14/2008
Overland Park, KS	SpringHill Suites	True North	8,850	102	3/17/2008
Westford, MA	Residence Inn	True North	14,850	108	4/30/2008
Cypress, CA	Courtyard	Dimension	31,164	180	4/30/2008
Overland Park, KS	Residence Inn	True North	15,850	120	4/30/2008
Kansas City, MO	Residence Inn	True North	17,350	106	4/30/2008
Fayetteville, NC	Residence Inn	Intermountain	12,201	92	5/9/2008
Burbank, CA	Residence Inn	Marriott	50,500	166	5/13/2008
Oceanside, CA	Residence Inn	Marriott	28,750	125	5/13/2008
Greenville, SC	Residence Inn	McKibbon	8,700	78	5/19/2008
Winston-Salem, NC	Courtyard	McKibbon	13,500	122	5/19/2008
Birmingham, AL	Homewood Suites	McKibbon	16,500	95	5/23/2008
Hilton Head, SC	Hilton Garden Inn	McKibbon	13,500	104	5/29/2008
Virginia Beach, VA	Courtyard	Crestline	27,100	141	6/5/2008
Virginia Beach, VA	Courtyard	Crestline	39,700	160	6/5/2008
Carolina Beach, NC	Courtyard	Crestline	24,214	144	6/5/2008
Charlottesville, VA	Courtyard	Crestline	27,900	137	6/5/2008
Wichita, KS	Courtyard	Intermountain	8,874	90	6/13/2008
Tampa, FL	TownePlace Suites	McKibbon	11,250	95	6/17/2008
Jacksonville, FL	Homewood Suites	McKibbon	23,250	119	6/17/2008
Tulare, CA	Hampton Inn & Suites	Inn Ventures	10,331	86	6/26/2008
Suffolk, VA	TownePlace Suites	Crestline	10,000	72	7/2/2008
Suffolk, VA	Courtyard	Crestline	12,500	92	7/2/2008
San Jose, CA	Homewood Suites	Dimension	21,862	140	7/2/2008
Tukwila, WA	Homewood Suites	Dimension	15,707	106	7/2/2008
Savannah, GA	Hilton Garden Inn	Newport	12,500	105	7/31/2008
Overland Park, KS	Fairfield Inn & Suites	True North	12,050	110	8/20/2008
Columbia, SC	Hilton Garden Inn	Newport	21,200	143	9/22/2008

			$897,545	5,561

The total gross purchase price for all 49 hotels of $897.5 million less debt assumed of approximately $128.9 million was funded primarily by the Company’s best-efforts offering of Units which was completed in April 2008. The Company assumed existing mortgage loans on 15 of its hotel properties purchased. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiary (or a subsidiary thereof) under hotel lease agreements. The Company also used the proceeds of its offering to pay $17.9 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman, Chief Executive Officer and President.

Of the Company’s 49 hotels owned at September 30, 2008, 43 were purchased during the first nine months of 2008. The total gross purchase price for these 43 hotels, with a total of 4,883 rooms, was $812.7 million. In addition to the gross purchase price for the hotels in New York, New York, Tallahassee, Florida, one property in Virginia Beach, Virginia, and Savannah, Georgia, the Company assumed land leases. The minimum remaining lease payments for the New York lease are $229.6 million and the term runs through August 2046. The minimum remaining lease payments for the Tallahassee lease are $3.2 million and the term runs through December 2088. The land lease related to the Virginia Beach property was for a parking lot. The remaining lease payments for this parking lot are $0.9 million and the lease expires in December 2023. The remaining lease payments for the Savannah lease are $0.8 million and the term runs through August 2054.

Results of Operations

During the period from the Company’s initial formation on January 22, 2007 to November 8, 2007, the company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company’s first property acquisition. A comparison of operations for the three and nine month periods ended September 30, 2008 to prior year results is therefore not meaningful. Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. Since economic conditions throughout the United States have declined over the past several months, the Company expects weaker than originally anticipated results for the properties it has acquired, until general economic conditions improve.

The Company separately evaluates the performance of each of its hotel properties. Until the acquisition of its hotel in New York, New York in 2008, the Company had one reportable segment as each hotel owned was not individually significant. Due to the significance of the New York, New York hotel, the Company now has two reportable segments.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. Hotel operations included in the consolidated statement of operations are for the Company’s 49 hotels acquired through September 30, 2008, for the respective period of ownership for each property. For the three and nine month periods ended September 30, 2008, the Company had total revenue of $49.1 million and $93.9 million. Revenue for the New York hotel was $3.7 million or 8% of total revenue for the third quarter and $11.2 million or 12% of total revenue for the nine months ended September 30, 2008.

For the three month period ended September 30, 2008, the hotels achieved combined average occupancy of approximately 75%, average daily rate (“ADR”) of $125 and revenue per available room (“RevPAR”) of $94. The New York hotel had average occupancy of 73%, ADR of $247 and RevPAR of $180. All other hotels combined had occupancy of 74%, ADR of $125 and RevPAR of $93. For the nine month period ended September 30, 2008, the hotels achieved combined average occupancy of approximately 74%, ADR of $123 and RevPAR of $91. The New York hotel had average occupancy of 72%, ADR of $244 and RevPAR of $175. All other hotels combined had occupancy of 74%, ADR of $123 and RevPAR of $90.

The New York hotel’s market demands and receives a much higher room rate than the other hotel locations. The Company believes that previous management of the New York hotel did not monitor or maintain an aggressive pricing strategy. Upon acquisition of the New York hotel, the Company transitioned the day-to-day management to an affiliate of Marriott, and will continue to implement and maintain an aggressive pricing strategy. However, this hotel is currently undergoing a renovation and will be converted to a Marriott Renaissance hotel in early 2009. As a result of the renovation, approximately 8 percent of the rooms were out of service in the third quarter of 2008. Due to the renovation and the current economic climate, RevPAR is not anticipated to increase for the remainder of 2008 at this hotel. The rates for the other hotels are comparable with industry and brand averages, and as a result of general economic conditions, the Company does not anticipate increases in RevPAR for the remainder of 2008 into 2009. RevPAR is calculated as ADR multiplied by the occupancy percentage. ADR is calculated as room revenue divided by the number of rooms sold.

Expenses

For the three month period ended September 30, 2008, hotel direct expenses of the Company’s hotels totaled $27.1 million or 55% of total revenue. The New York hotel had direct expenses of $2.1 million or 56% of its total revenue for the quarter. For the nine month period ended September 30, 2008, hotel direct expenses were $51.4 million or 55% of total revenue. The New York hotel had direct expenses of $6.3 million or 56% of its total revenue for the nine month period. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

Taxes, insurance, and other expense for the three and nine months ended September 30, 2008 totaled $2.4 million or 5% of total revenues and $4.5 million or 5% of total revenues (of which approximately $149 thousand and $493 thousand related to the New York hotel).

Land lease expense was $1.6 million and $4.7 million for the three and nine month periods. This expense represents the expense incurred by the Company to lease land for five hotel properties. Four of these hotels, located in New York, New York, Tallahassee, Florida, Virginia Beach, Virginia, and Savannah, Georgia were acquired in 2008. The fifth hotel, located in Somerset, New Jersey, was acquired in 2007. Land lease expense for the three and nine month periods for the New York hotel was $1.5 million and $4.4 million.

General and administrative expense for the three and nine months ended September 30, 2008 was $1.0 million and $3.4 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense was $6.8 million for the third quarter of 2008 and $14.5 million for the nine month period. This expense includes $1.1 million for the New York hotel for the quarter and $3.1 million for the nine month period. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

For the three and nine month periods ended September 30, 2008, the Company recognized interest income of $0.6 million and $6.0 million. Interest income represents earnings on excess cash invested in short term money market instruments and certificates of deposit. Interest expense during the three and nine month periods ended September 30, 2008 totaled $1.8 million and $2.5 million and primarily represents interest expense incurred on mortgage loans assumed on 15 hotel properties acquired during 2008.

During the first nine months of 2008, the Company acquired and sold equity securities in several publicly traded Real Estate Investment Trusts, resulting in realized gains and other investment income of $3.3 million and net unrealized losses of $3.5 million. At September 30, 2008, the Company owned marketable equity securities with a fair value of $6.9 million, and a cost of $10.4 million. These investments are recorded in Other assets, net on the Company’s Consolidated Balance Sheet at September 30, 2008.

Liquidity and Capital Resources

The Company raised capital through a best-efforts offering of Units by David Lerner Associates, Inc. (the “Managing Dealer”), which received selling commissions and a marketing expense allowance based on proceeds of the Units sold. Each Unit consists of one common share and one Series A preferred share. The

Series A preferred shares have no voting rights, no conversion rights and no distribution rights. The only right associated with the Series A preferred shares will be a priority distribution upon the sale of the Company’s assets. The priority would be equal to $11.00 per Series A preferred share, and no more, before any distributions are made to the holders of any other shares. The Series A preferred shares are not separately tradable from the common shares to which they relate.

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

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first nine months of 2008 totaled $56.1 million and were paid monthly at a rate of $0.073334 per common share, and included a return of capital. For the same period the Company’s cash generated from operations was approximately $31.1 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company has had significant amounts of cash earning interest at short term money market rates. As a result, the difference between distributions paid and cash generated from operations has been funded from proceeds from the offering of Units, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. The Company intends to continue paying dividends on a monthly basis, at an annualized dividend rate of $0.88 per common share. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. Since there can be no assurance of the Company’s ability to acquire properties that provide income at this level, or that the properties already acquired will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

At September 30, 2008, the Company had cash and cash equivalents totaling $55.5 million, primarily as a result of its sale of Units through April 2008. The Company intends to use cash on hand to invest in hotels under contract and for capital improvements at certain of its hotels. As of September 30, 2008, the Company has entered into purchase contracts for 7 hotels. Two of these hotels are expected to close within the next three months. Five of the hotels are under development and are expected to close in 2009. Although the Company is working towards acquiring these hotels, there are many conditions to closing that have not yet been satisfied and there can be no assurance that all of the conditions to closing will be satisfied. Contract deposits for these hotels are included in Other assets, net in the Company’s consolidated balance sheet as of September 30, 2008.

The following table summarizes the location, brand, number of rooms, contract deposits and gross purchase price for each hotel for which the Company has entered into purchase contracts. All dollar amounts are in thousands.

Location	Brand	Rooms	Deposits Paid	Gross Purchase Price
Memphis, TN	Hilton Garden Inn	120	$250	$17,150
Orlando, FL	Fairfield Inn	200	500		(a)
Orlando, FL	SpringHill Suites	200	500		(a)
Baton Rouge, LA	SpringHill Suites	119	100	15,100
Rochester, MN	Hampton Inn & Suites	124	100	14,136
Chesapeake, VA	Marriott	226	—	38,400
Wilmington, NC	Fairfield Inn & Suites	122	—	14,800

		1,111	$1,450	$154,386

(a)	These two hotels are covered by the same purchase contract, which provides for a combined gross purchase price of $54,800. The total shown for the table includes this combined amount.

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

Additionally, the Company is converting the hotel in New York to a Renaissance hotel. In order to complete this conversion, the Company anticipates spending approximately $17 million in capital expenditures with $3.4 million having been spent through the third quarter of 2008.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has negotiated and entered into, a Property Acquisition and Disposition Agreement with ASRG, to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2008, payments to ASRG for services under the terms of this contract have totaled $17.9 million since inception, which were capitalized as a part of the purchase price of the hotels.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the A8A advisory agreement during the nine months ended September 30, 2008 were $2.0 million. These expenses are recorded in General and Administrative expense. For the period January 22, 2007 through September 30, 2007, the Company incurred $149 thousand in these expenses.

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

Subsequent Events

In October 2008, the Company declared and paid approximately $6.7 million in distributions to its common shareholders, or $0.073334 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $2.4 million were reinvested, resulting in the issuance of approximately 219,000 Units.

In October 2008, the Company redeemed 94,836 Units in the amount of $1.0 million under its Unit Redemption Program.

On October 21, 2008, the Company closed on the purchase of a Marriott full-service hotel located in Chesapeake, Virginia. The total purchase price for this hotel, which contains a total of 226 guest rooms, was $38.4 million.

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

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2008, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk or commodity price risk. The Company will be exposed to interest rate risk due to possible changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions and renovations. Based on the Company’s cash invested at September 30, 2008, of $55.5 million, every 100 basis points change in interest rates will impact the Company’s annual net income by $0.6 million, all other factors remaining the same. As of September 30, 2008, the Company was exposed to market risk due to equity price risk. At September 30, 2008 the Company owned marketable equity securities, classified as available-for-sale, with a cost of $10.4 million and a market value of $6.9 million, resulting in an unrealized loss of $3.5 million in the first nine months of 2008. These equity securities were comprised of two publicly traded Real Estate Investment Trusts. There is no assurance that future declines in values will not have a material adverse impact on the Company’s future results of operations. A 10% decrease in the fair values of the Company’s equity investments as of September 30, 2008 would decrease their fair values and reduce earnings by approximately $0.7 million.

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

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 2008. All amounts are in thousands except per Unit data:

Units Registered:

	4,762	Units $10.50 per Unit	$50,000
	86,364	Units $11 per Unit	950,000

Totals:	91,126	Units	$1,000,000

Units Sold:
	4,762	Units $10.50 per Unit	$50,000
	86,364	Units $11 per Unit	950,000

Totals:	91,126	Units	$1,000,000

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	$100,000
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,465

Total Expenses of Issuance and Distribution of Common Shares	101,465

Net Proceeds to the Company	$898,535

1. Purchase of real estate (net of debt proceeds and repayment)	$781,181

2. Deposits and other costs associated with potential real estate acquisitions	1,731
3. Repayment of other indebtedness, including interest expense paid	3,388
4. Investment and working capital	91,676
5. Fees to the following (all affiliates of officers of the Company):
a. Apple Eight Advisors, Inc.	2,613
b. Apple Suites Realty Group, Inc.	17,946
6. Fees and expenses of third parties	—
7. Other	—

Total of Application of Net Proceeds to the Company	$898,535

Item 6.	Exhibits

Exhibit Number	Description of Documents
3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: November 3, 2008
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 3, 2008
Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)