Form 10-K
period 2008-12-31
Apple REIT Eight, Inc.
filed 2009-03-05
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008
¨	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-53175

APPLE REIT EIGHT, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	20-8268625
(State of Organization)	(I.R.S. Employer Identification Number)

814 EAST MAIN STREET RICHMOND, VIRGINIA
23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the act: None

Securities registered pursuant to Section 12 (g) of the Act:

Units (Each Unit is equal to one common share, no par value and one Series A preferred share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨ No x

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨ No x

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer x (Do not check if a smaller reporting company)	Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ¨ No x

     There is currently no established public market on which the Company’s common shares are traded. Based upon the price of Apple REIT Eight, Inc.’s common equity last sold, which was $11 on June 30, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,004,217,000. The Company does not have any non-voting common equity.

 The number of common shares outstanding on March 1, 2009 was 92,531,243.

Documents Incorporated by Reference.

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 14, 2009.

     This Form 10-K includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott, Marriott® and Renaissance® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Hotels Corporation or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Eight, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A.

Item 1.     Business

     Apple REIT Eight, Inc. is a Virginia corporation that was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 Series B convertible shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s first investor closing occurred on July 27, 2007 and the Company acquired its first property on November 9, 2007. The Company’s fiscal year end is December 31. As of December 31, 2008, the Company owned 51 hotel properties operating in nineteen states. The Company completed its best efforts-offering of Units in April 2008.

     The Company is a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Newport Hospitality Group, Inc. (“Newport”), Larry Blumberg & Associates (“LBA”), Western International (“Western”), Marriott International, Inc. (“Marriott”), White Lodging Services Corporation (“WLS”), Dimension Development Company (“Dimension”), Inn Ventures, Inc. (“Inn Ventures”), True North Hotel Group, Inc. (“True North”), Intermountain Management, LLC (“Intermountain”), MHH Management, LLC (“McKibbon”) and Crestline Hotels & Resorts, Inc. (“Crestline”) under separate hotel management agreements.

     The Company separately evaluates the performance of each of its hotel properties. Until the acquisition of its hotel in New York, New York in 2008, the Company had one reportable segment as each hotel owned was not individually significant. Due to the significance of the New York, New York hotel, the Company now has two reportable segments. The Company has no foreign operations. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

     The address of the Company’s Internet website is www.applereiteight.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Business Objectives

     The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. The Company’s acquisition strategy, substantially complete as of December 2008, included purchasing income producing real estate with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the quality of the Company’s properties by renovating existing properties, aggressively managing room rates, partnering with industry leaders in management and franchising the hotels with leading brands, thereby improving revenue and operating performance. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. The Company believes its completed acquisitions, planned renovations and strong asset management will improve each hotel’s performance in its individual market and as a result its portfolio will show improved financial results over the long-term, although there can be no assurance of these results.

     The Company owned 51 hotel properties as of December 31, 2008, with 45 hotel properties purchased in 2008 and six purchased in 2007. As of December 31, 2008 the Company had no outstanding contracts to purchase additional hotels.

Financing

     The Company purchased 45 hotels in 2008. The total gross purchase price for these properties was approximately $865.9 million. The Company used proceeds from its best-efforts offering, completed in April 2008, in addition to assuming secured debt of approximately $128.9 million, to fund the purchase price of the hotel properties acquired during 2008. The Company has no outstanding purchase contracts for additional properties as of December 31, 2008. In November 2008 the Company entered into a $75.0 million revolving line of credit which expires in November 2010. The outstanding balance on the line as of December 31, 2008 was $10.3 million. The Company anticipates that cash flow from operations and credit availability will be adequate to meet substantially all of its anticipated liquidity requirements, including capital expenditures, debt service and distributions to shareholders. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

Industry and Competition

     The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market, or nationally, impact the performance of the hotel industry on a local and national basis.

Hotel Operating Performance

     At December 31, 2008, the Company owned five Homewood Suites hotels, six Hilton Garden Inn hotels, five Hampton Inn hotels, three Hampton Inn and Suites hotels, ten Residence Inn hotels, eleven Courtyard hotels, three Fairfield Inn & Suites hotels, three SpringHill Suites hotels, three TownePlace Suites hotels, one full-service Marriott hotel and one boutique hotel, in the process of being converted to a Marriott Renaissance hotel. They are located in nineteen states and, in aggregate, consist of 5,909 rooms.

     Room revenue for these hotels totaled $124.2 million for the period owned in 2008, and the hotels achieved average occupancy of 69%, ADR of $121 and RevPAR of $83. The Company’s average RevPAR index was 119.8. The market average is 100. The RevPAR index measures an individual hotel’s performance as compared to other hotels in a particular market, and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance throughout the world. These rates are comparable with industry and brand averages, given the Company’s portfolio of hotels and the markets where the Company’s hotels are located.

     During the fourth quarter of 2008, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, lodging demand declined. The Company expects this trend to continue into 2009 and will not improve until general economic conditions improve.

     During the period from the Company’s initial formation on January 22, 2007 through November 8, 2007, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company’s first property acquisition. A total of six hotels were purchased in 2007. With the majority of the Company’s hotels as of December 31, 2008 being purchased during 2008, a comparison of 2008 operations to prior year results is not meaningful. Room revenue for the year ended December 31, 2007 totaled $1.4 million and the Company’s six hotels achieved average occupancy of 61%, ADR of $95 and RevPAR of $58 for their period of ownership by the Company during the year ended December 31, 2007.

Management and Franchise Agreements

     Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport, LBA, Western, Marriott, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline. The agreements provide for initial terms ranging from one to thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2008 and 2007, the Company incurred approximately $4.5 million and $45 thousand in management fees.

     Newport, LBA, Western, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10-30 years with certain agreements having renewal options. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2008 and 2007 the Company incurred approximately $5.2 million and $72 thousand in franchise fees.

Maintenance and Renovation

     The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2008, the Company’s capital expenditures were approximately $14.6 million.

Employees

     During 2008, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A8A which in turn utilizes employees from Apple REIT Six, Inc.

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

Property Acquisitions

     The Company acquired a total of 45 hotel properties in 2008. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel acquired in 2008. All dollar amounts are in thousands.

						Gross Purchase Price
				Date Acquired
Location	State	Brand	Manager		Rooms
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	$10,780
New York	NY	Independent	Marriott	1/4/2008	200	99,000
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	16,500
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
					5,231	$865,894

     The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its best-efforts offering to pay 2% of the gross purchase price for these hotels, which equals approximately $17.3 million, as a commission to Apple Suites Realty Group, Inc. (“ASRG”). ASRG is 100% owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight.

 No goodwill was recorded in connection with any of the Company’s acquisitions.

     The Company assumed approximately $128.9 million of mortgage indebtedness during 2008, associated with 15 of its hotel acquisitions. The following table summarizes the interest rate, maturity date and principal amount assumed associated with each mortgage. All dollar amounts are in thousands.

		Interest Rate	Maturity Date	Principal Assumed
Location	Brand
Concord, NC	Hampton Inn	6.10%	3/1/2017	$5,143
Westford, MA	Residence Inn	6.50%	11/10/2010	7,199
Overland Park, KS	Residence Inn	5.74%	4/1/2015	7,079
Kansas City, MO	Residence Inn	5.74%	11/1/2015	11,645
Fayetteville, NC	Residence Inn	8.12%	11/1/2011	7,204
Greenville, SC	Residence Inn	6.03%	2/8/2017	6,512
Winston-Salem, NC	Courtyard	5.94%	12/8/2016	8,000
Birmingham, AL	Homewood Suites	6.03%	2/8/2017	11,815
Hilton Head, SC	Hilton Garden Inn	6.29%	4/11/2016	6,371
Tampa, FL	TownePlace Suites	6.06%	2/8/2017	8,268
Jacksonville, FL	Homewood Suites	6.03%	2/8/2017	17,159
Suffolk, VA	TownePlace Suites	6.03%	7/1/2017	6,630
Suffolk, VA	Courtyard	6.03%	7/1/2017	8,644
Savannah, GA	Hilton Garden Inn	5.87%	2/1/2017	5,679
Columbia, SC	Hilton Garden Inn	(a)	2/1/2012	11,576
				$128,924

(a) The interest rate on this mortgage is a variable rate based on 3-month LIBOR. As of December 31, 2008, the current interest rate was 6.89%.

     In addition to the gross purchase price for the hotels in New York, New York, Tallahassee, Florida, one of the Virginia Beach, Virginia hotels and the hotel in Port Wentworth (Savannah), Georgia, the Company assumed land leases. The remaining minimum lease payments for the New York lease are $228.8 million and the term runs through August 2046. The remaining minimum lease payments for the Tallahassee lease are $3.7 million and the term runs through December 2088. The remaining minimum lease payments for the Virginia Beach property are $0.9 million and the term runs through December 31, 2023. The remaining minimum lease payments for the Savannah property are $0.8 million and the term runs through August 2054.

     Also, as part of the purchase of the New York, New York hotel, the Company assumed six leases for retail space in the building. The remaining terms of these leases range from approximately five to ten years and the remaining minimum lease payments to be received are $11.1 million. Rental income from these leases is recorded in “Other Revenue” in the Company’s Consolidated Statements of Operations.

     As of December 31, 2008 the Company had no outstanding contracts for the purchase of hotel properties or other real estate.

Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels.

     The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Expenses related to this agreement totaled $2.7 million in 2008 and $626 thousand in 2007.

     Including ASRG and A8A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

     During the fourth quarter of 2008, the Company entered into a series of assignments of contracts with Apple REIT Nine, Inc. (“AR9”) to transfer its rights and obligations under three purchase contracts for four hotels which are under construction. Under the terms and conditions of the contracts, the Company assigned to AR9 all of its rights and obligations under these purchase contracts. No consideration or fees were paid to the Company for the assignment of the purchase contracts except for the reimbursement of the following payments previously made by the Company: (i) initial deposits totaling $1.2 million; and (ii) transactional costs paid to third parties totaling approximately $64,000. These reimbursement payments did not constitute or result in a profit or loss for the Company.

Item 1A.     Risk Factors

 The following describes several risk factors which are applicable to the Company.

Hotel Operations

     The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

  increases in supply of hotel rooms that exceed increases in demand;

  increases in energy costs and other travel expenses that reduce business and leisure travel;

  reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

  adverse effects of declines in general and local economic activity; and

  adverse effects of a downturn in the hotel industry.

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

Current General Economic Recession and Slowdown in the Lodging Industry

     The present economic recession and the uncertainty over its depth and duration will continue to have a negative impact on the lodging industry. There is now general consensus among economists that the economy in the United States is now in a recession and as a result the Company is experiencing reduced demand for hotel rooms. Accordingly, financial results have been impacted by the economic slowdown and future financial results and growth will be further harmed while the recession continues.

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

Franchise Agreements

     The Company’s wholly-owned taxable REIT subsidiaries operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands with the exception of the New York, New York hotel which is in the process of converting from an unbranded hotel to a Renaissance franchise. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.

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

Transferability of Shares

     There will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the Company’s issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company’s bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void.

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

Distributions to Shareholders

     If the Company’s properties do not generate sufficient revenue to meet operating expenses, the Company’s cash flow and the Company’s ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.

     While the Company continues to seek generally to make distributions from its operating revenues, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution out of the Company’s operating revenues. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

Financing Risks

     Although the Company anticipates maintaining low levels of debt, it may periodically use short-term financing to perform renovations to its properties or make shareholder distributions in periods of fluctuating income from its properties. Due to the recent economic events in the United States, there has been a contraction in available credit in the marketplace. As a result, the Company may not be able to use debt to meet its cash requirements.

Item 1B.   Unresolved Staff Comments

      None.

Item 2.      Properties

     As of December 31, 2008, the Company owned 51 hotels with an aggregate of 5,909 rooms, consisting of the following:

	Total by Brand	Number of Rooms
Brand
Hampton Inn	5	550
Hampton Inn & Suites	3	298
Hilton Garden Inn	6	717
Homewood Suites	5	536
Courtyard	11	1,443
Fairfield Inn & Suites	3	331
Marriott	1	226
Residence Inn	10	1,067
SpringHill Suites	3	289
TownePlace Suites	3	252
Independent	1	200
Total	51	5,909

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation
As of December 31, 2008
(Dollars in thousands)

						Subsequently Capitalized
				Initial Cost
						Bldg. Imp. & FF&E	Total Gross Cost			Date Acquired	Depreciable Life	# of Guestrooms
City	State	Brand	Encumbrances	Land	Bldg./FF&E			Acc. Deprec.	Date of Construction
Birmingham	AL	Homewood Suites	$11,738	$1,171	$15,793	$241	$17,205	$(330)	2005	May-08	3 - 39 yrs.	95
Rogers	AR	Fairfield Inn & Suites	-	885	7,389	27	8,301	(197)	2002	February-08	3 - 39 yrs.	99
Rogers	AR	Residence Inn	-	924	11,183	47	12,154	(320)	2003	February-08	3 - 39 yrs.	88
Springdale	AR	Residence Inn	-	451	5,379	14	5,844	(149)	2001	March-08	3 - 39 yrs.	72
Sacramento	CA	Hilton Garden Inn	-	2,549	25,759	709	29,017	(663)	1999	March-08	3 - 39 yrs.	154
Cypress	CA	Courtyard	-	3,242	28,680	178	32,100	(672)	1988	April-08	3 - 39 yrs.	180
Oceanside	CA	Residence Inn	-	3,313	25,963	19	29,295	(552)	2007	May-08	3 - 39 yrs.	125
Burbank	CA	Residence Inn	-	4,230	47,200	4	51,434	(951)	2007	May-08	3 - 39 yrs.	166
Tulare	CA	Hampton Inn & Suites	-	1,105	9,490	-	10,595	(209)	2008	June-08	3 - 39 yrs.	86
San Jose	CA	Homewood Suites	-	6,542	15,882	137	22,561	(276)	1991	July-08	3 - 39 yrs.	140
Tallahassee	FL	Hilton Garden Inn	-	-	13,588	31	13,619	(446)	2006	January-08	3 - 39 yrs.	85
Sanford	FL	SpringHill Suites	-	937	10,605	24	11,566	(275)	2000	March-08	3 - 39 yrs.	105
Tampa	FL	TownePlace Suites	8,222	1,306	10,293	198	11,797	(196)	1999	June-08	3 - 39 yrs.	95
Jacksonville	FL	Homewood Suites	17,062	1,545	22,296	526	24,367	(402)	2005	June-08	3 - 39 yrs.	119
Port Wentworth	GA	Hampton Inn	-	841	10,284	36	11,161	(306)	1997	January-08	3 - 39 yrs.	106
Savannah	GA	Hilton Garden Inn	5,635	-	15,291	-	15,291	(242)	2004	July-08	3 - 39 yrs.	105
Overland Park	KS	SpringHill Suites	-	944	8,209	30	9,183	(194)	1999	March-08	3 - 39 yrs.	102
Overland Park	KS	Residence Inn	6,976	1,536	14,711	141	16,388	(351)	2000	April-08	3 - 39 yrs.	120
Wichita	KS	Courtyard	-	1,184	8,006	133	9,323	(184)	2000	June-08	3 - 39 yrs.	90
Overland Park	KS	Fairfield Inn & Suites	-	1,578	10,863	-	12,441	(160)	2008	August-08	3 - 39 yrs.	110
Bowling Green	KY	Hampton Inn	-	1,486	17,885	21	19,392	(600)	1989	December-07	3 - 39 yrs.	131
Marlborough	MA	Residence Inn	-	2,117	18,586	17	20,720	(604)	2006	January-08	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	-	1,576	14,116	-	15,692	(400)	2007	March-08	3 - 39 yrs.	110
Westford	MA	Residence Inn	7,092	900	14,040	25	14,965	(347)	2000	April-08	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	-	2,446	23,336	4	25,786	(741)	2007	January-08	3 - 39 yrs.	126
Kansas City	MO	Residence Inn	11,543	1,194	16,306	11	17,511	(404)	1968	April-08	3 - 39 yrs.	106
Greensboro	NC	SpringHill Suites	-	667	7,630	20	8,317	(278)	2004	November-07	3 - 39 yrs.	82
Matthews	NC	Hampton Inn	-	648	10,566	276	11,490	(370)	1995	January-08	3 - 39 yrs.	92
Dunn	NC	Hampton Inn	-	548	12,539	48	13,135	(437)	2006	January-08	3 - 39 yrs.	120
Concord	NC	Hampton Inn	5,098	1,234	8,274	27	9,535	(261)	1996	March-08	3 - 39 yrs.	101
Fayetteville	NC	Residence Inn	7,141	671	12,567	5	13,243	(285)	2006	May-08	3 - 39 yrs.	92
Winston-Salem	NC	Courtyard	8,000	1,445	12,455	11	13,911	(283)	1998	May-08	3 - 39 yrs.	122
Carolina Beach	NC	Courtyard	-	3,255	21,629	1	24,885	(382)	2003	June-08	3 - 39 yrs.	144
Wilmington	NC	Fairfield Inn & Suites	-	1,847	13,463	-	15,310	(40)	2008	December-08	3 - 39 yrs.	122
Somerset	NJ	Courtyard	-	-	16,504	36	16,540	(606)	2001	November-07	3 - 39 yrs.	162
New York	NY	Not Currently Branded	-	-	111,870	10,599	122,469	(4,259)	1916	January-08	3 - 39 yrs.	200
Tulsa	OK	Hampton Inn & Suites	-	904	9,935	3	10,842	(394)	2007	December-07	3 - 39 yrs.	102
Greenville	SC	Residence Inn	6,469	692	8,330	27	9,049	(181)	1998	May-08	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	6,302	1,077	12,863	240	14,180	(278)	2001	May-08	3 - 39 yrs.	104
Columbia	SC	Hilton Garden Inn	11,523	1,384	20,423	4	21,811	(228)	2006	September-08	3 - 39 yrs.	143
Chattanooga	TN	Homewood Suites	-	692	8,207	169	9,068	(292)	1997	December-07	3 - 39 yrs.	76
Texarkana	TX	TownePlace Suites	-	618	8,740	11	9,369	(262)	2006	March-08	3 - 39 yrs.	85
Texarkana	TX	Courtyard	-	681	12,653	43	13,377	(308)	2003	March-08	3 - 39 yrs.	90
Harrisonburg	VA	Courtyard	-	1,688	22,134	33	23,855	(750)	1999	November-07	3 - 39 yrs.	125
Virginia Beach	VA	Courtyard	-	7,230	20,728	1	27,959	(358)	1999	June-08	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	-	9,891	30,984	1	40,876	(530)	2002	June-08	3 - 39 yrs.	160
Charlottesville	VA	Courtyard	-	2,317	26,440	1	28,758	(453)	2000	June-08	3 - 39 yrs.	137
Suffolk	VA	TownePlace Suites	6,579	772	9,590	-	10,362	(172)	2007	July-08	3 - 39 yrs.	72
Suffolk	VA	Courtyard	8,576	997	11,947	-	12,944	(219)	2007	July-08	3 - 39 yrs.	92
Chesapeake	VA	Marriott Full Service	-	3,264	36,373	-	39,637	(360)	2008	October-08	3 - 39 yrs.	226
Tukwila	WA	Homewood Suites	-	1,393	14,751	-	16,144	(220)	1991	July-08	3 - 39 yrs.	106
Construction in Progress			-	-	-	489	489	-
			$127,956	$87,917	$902,728	$14,618	$1,005,263	$(22,377)				5,909

Investment in hotels at December 31, 2008, consisted of the following (in thousands):

December 31, 2008
Land	$87,917
Building and Improvements	860,013
Furniture, Fixtures and Equipment	57,333
1,005,263
Less Accumulated Depreciation	(22,377)
Investment in hotels, net	$982,886

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

                                                                                                                 PART II

Item 5.     Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

     There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2008 there were 92,478,078 Units outstanding. Each Unit consists of one common share, no par value, and one series A preferred share of the Company. The per share estimated market value of common stock is deemed to be the offering price of the shares, which is currently $11.00 per share. This market valuation is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan. As of December 31, 2008 the Units were held by approximately 20,600 beneficial shareholders.

Dividend Reinvestment Plan

     In the second quarter of 2008 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. As of December 31, 2008, approximately 1.5 million Units, representing $16.0 million in proceeds to the Company, have been issued under the plan.

Unit Redemption Program

     The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. There was no Unit redemption activity during 2007. The following is a summary of redemptions during the fourth quarter of 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Units Purchased		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
		Average Price Paid per Unit
Period
October 2008	101,991	$10.45	101,991	(1)

(1)

The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

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

Distribution Policy

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2008 totaled $76.4 million and were paid monthly at a rate of $0.073334 per common share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

     The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2008, options to purchase 94,900 Units were outstanding with a weighted average exercise price of $11 per Unit. The following is a summary of securities issued under the plans as of December 31, 2008:

			Number of securities remaining available for future issuance under equity compensation plans
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights

Plan Category
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	94,900	$11.00	1,504,645
Incentive Plan	—	$—	4,029,318

Item 6.    Selected Financial Data

     The following table sets forth selected financial data for the year ended December 31, 2008 and the period from January 22, 2007 (initial capitalization) through December 31, 2007. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on January 22, 2007 to November 8, 2007, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company’s first property acquisition.

	For the year ended December 31, 2008	For the period January 22, 2007 (initial capitalization) through December 31, 2007

(in thousands except per share and statistical data)
Revenues:
Room revenue	$124,208	$1,385
Other revenue	9,076	100
Total revenue	133,284	1,485

Expenses:
Hotel operating expenses	77,612	886
Taxes, insurance and other	6,818	116
Land lease expense	6,258	49
General and administrative	4,359	1,046
Depreciation	22,044	333
Investment income, net	(2,225)	(6,343)
Interest expense	4,153	-
Total expenses	119,019	(3,913)
Net income	$14,265	$5,398

Per Share
Earnings per common share	$0.16	$0.35
Distributions paid to common shareholders	$0.88	$0.40
Weighted-average common shares outstanding - basic and diluted	87,271	15,376

Balance Sheet Data (at end of period)
Cash and cash equivalents	$-	$562,009
Investment in hotels, net	$982,886	$87,310
Total assets	$1,003,048	$670,771
Notes payable	$138,704	$-
Shareholders' equity	$842,304	$670,319
Net book value per share	$9.11	$9.72

Other Data
Cash flow from:
Operating activities	$39,714	$5,563
Investing activities	$(766,854)	$(108,549)
Financing activities	$165,131	$664,971
Number of hotels owned at end of period	51	6
Average Daily Rate (ADR) (b)	$121	$95
Occupancy	69%	61%
Revenue Per Available Room (RevPAR) (c)	$83	$58

Funds From Operations Calculation
Net income	$14,265	$5,398
Depreciation of real estate owned	22,044	333
Funds from operations (a)	$36,309	$5,731

(a)	Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles - GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.
(b)	Total room revenue divided by number of rooms sold.
(c)	ADR multiplied by occupancy percentage.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; and changes in economic cycles, including the current economic recession throughout the United States and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

General

     The Company was formed and initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company owned 51 hotels as of December 31, 2008, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first six hotels were acquired in November and December 2007, and 45 additional hotels were purchased in 2008. Accordingly, the results of operations include only the results of operations of the hotels for the periods owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in November 2007.

     Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels, in general, has met the Company’s expectations for the period owned within their respective markets. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and Market Yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

     As noted above, the Company owned 51 hotels at December 31, 2008 (consisting of 5,909 rooms), compared to six hotels at December 31, 2007 (consisting of 678 rooms), therefore a comparison of results in 2008 to results in 2007 is not meaningful. The following is a summary of results for the year ended December 31, 2008.

	Year ended December 31, 2008	Percent of Revenue
(in thousands, except statistical data)

Total revenues	$133,284	100%
Hotel direct expenses	77,612	58%
Taxes, insurance and other expense	6,818	5%
Land lease expense	6,258	5%
General and administrative expense	4,359	3%
Depreciation	22,044
Investment income, net	2,225
Interest expense	4,153

Number of hotels	51
Average RevPAR Market Yield(1)	119.8
Average Daily Rate (ADR)	$121
Occupancy	69%
RevPAR	$83

(1)    Statistics calculated from data provided by Smith Travel Research, Inc.®

Hotels Owned

     As of December 31, 2008, the Company owned 51 hotels, with a total of 5,909 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

						Gross Purchase Price
				Date Acquired
Location	State	Brand	Manager		Rooms
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	131	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Independent	Marriott	1/4/2008	200	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
					5,909	$950,745

     The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its best-efforts offering to pay 2% of the gross purchase price for these hotels, which equals approximately $19.0 million, as a commission to Apple Suites Realty Group, Inc. (“ASRG”). ASRG is 100% owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight.

     With the exception of assumed mortgage loans in 2008 on 15 of its hotel properties, substantially all of the purchases were funded with proceeds of the Company’s best-efforts offering of Units. The following table summarizes the hotel, interest rate, maturity date, principal amount assumed associated with each mortgage, and outstanding principal balance as of December 31, 2008. All dollar amounts are in thousands.

					Outstanding Principal Balance as of Dec. 31, 2008
		Interest Rate	Maturity Date	Principal Assumed
Location	Brand
Concord, NC	Hampton Inn	6.10%	3/1/2017	$5,143	$5,098
Westford, MA	Residence Inn	6.50%	11/10/2010	7,199	7,092
Overland Park, KS	Residence Inn	5.74%	4/1/2015	7,079	6,976
Kansas City, MO	Residence Inn	5.74%	11/1/2015	11,645	11,543
Fayetteville, NC	Residence Inn	8.12%	11/1/2011	7,204	7,141
Greenville, SC	Residence Inn	6.03%	2/8/2017	6,512	6,469
Winston-Salem, NC	Courtyard	5.94%	12/8/2016	8,000	8,000
Birmingham, AL	Homewood Suites	6.03%	2/8/2017	11,815	11,738
Hilton Head, SC	Hilton Garden Inn	6.29%	4/11/2016	6,371	6,302
Tampa, FL	TownePlace Suites	6.06%	2/8/2017	8,268	8,222
Jacksonville, FL	Homewood Suites	6.03%	2/8/2017	17,159	17,062
Suffolk, VA	TownePlace Suites	6.03%	7/1/2017	6,630	6,579
Suffolk, VA	Courtyard	6.03%	7/1/2017	8,644	8,576
Savannah, GA	Hilton Garden Inn	5.87%	2/1/2017	5,679	5,635
Columbia, SC	Hilton Garden Inn	(a)	2/1/2012	11,576	11,523
				$128,924	$127,956

(a)    The interest rate on this mortgage is a variable rate based on 3-month LIBOR. As of December 31, 2008, the current interest rate was 6.89%.

No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

     Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport Hospitality Group, Inc. (“Newport”), Larry Blumberg & Associates (“LBA”), Western International (“Western”), Marriott International, Inc. (“Marriott”), White Lodging Services Corporation (“WLS”), Dimension Development Company (“Dimension”), Inn Ventures, Inc. (“Inn Ventures”), True North Hotel Group, Inc. (“True North”), Intermountain Management, LLC (“Intermountain”), MHH Management, LLC (“McKibbon”) and Crestline Hotels & Resorts, Inc. (“Crestline”). The agreements provide for initial terms ranging from one to thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2008 and 2007, the Company incurred approximately $4.5 million and $45 thousand in management fees.

     Newport, LBA, Western, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10-30 years with certain agreements having renewal options. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2008 and 2007 the Company incurred approximately $5.2 million and $72 thousand in franchise fees.

Results of Operations

     During the period from initial capitalization on January 22, 2007 through November 8, 2007, the Company owned no properties, had no revenue and was primarily engaged in initial capital-raising activities. During this period, the Company incurred miscellaneous start-up costs and interest expense related to an unsecured line of credit. Operations did not commence until November 2007, when the Company purchased its first three hotels. During the remainder of 2007, the Company purchased an additional three hotel properties. With the purchase of an additional 45 hotels in 2008, the Company owned 51 hotels at December 31, 2008, compared to six at December 31, 2007. As a result, a comparison of 2008 operating results to prior year results is not meaningful.

     Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Due to a general decline in economic conditions throughout the United States, the financial results of the Company’s hotels did not meet expectations during the fourth quarter of 2008. The Company’s hotels’ performance as compared to other hotels within each individual market has met expectations for the period held. It is anticipated the properties’ financial performance will be below original expectations until general economic conditions improve. The Company will continue to aggressively pursue market opportunities to improve revenue and cost controls to improve results during and after the economic downturn.

     The Company separately evaluates the performance of each of its hotel properties. Until the acquisition of its hotel in New York, New York in 2008, the Company had one reportable segment as each hotel owned was not individually significant. Due to the significance of the New York, New York hotel, the Company now has two reportable segments.

Revenues

     The Company’s principal source of revenue is hotel room revenue and other related revenue. For the year ended December 31, 2008, the Company had total revenue of $133.3 million. Revenue for the New York hotel was $14.4 million or 11% of total revenue for the year. These results reflect hotel operations for the respective period of ownership for the 51 hotels owned at December 31, 2008. For the year, the hotels achieved combined average occupancy of approximately 69%, average daily rate (“ADR”) of $121and revenue per available room (“RevPAR”) of $83. The New York hotel had average occupancy of 66%, ADR of $253 and RevPAR of $166. All other hotels combined had occupancy of 69%, ADR of $114 and RevPAR of $79. RevPAR is calculated as ADR multiplied by the occupancy percentage. ADR is calculated as room revenue divided by the number of rooms sold. The Company’s 2008 Average RevPAR Index was 119.8. The market average is 100. The RevPAR index is a measure of each hotel’s RevPAR compared to the average in the market.

     The New York hotel’s market demands and receives a significantly higher room rate than the Company’s other hotel locations. The Company believes that upon completion of the conversion of the hotel to a Renaissance hotel in 2009, the hotel will be able to command even greater rates as compared to its market. Additionally, due to the conversion, approximately 19 percent of the rooms were out of service in the second half of 2008, which negatively impacted ADR and RevPAR.

     The revenue rates earned by the Company are consistent with industry and brand averages. As supply of hotel rooms in the markets the Company serves began to meet demand, and general economic conditions weakened in late 2008, the Company’s revenues at some individual hotels experienced declines from anticipated results. The Company expects this trend to continue in 2009. As a result, the Company expects declines in occupancy levels, ADR and RevPAR for the next several quarters, versus comparable periods in 2008. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 10-15% declines in RevPAR in 2009 as compared to 2008 rates.

Expenses

     For the year ended December 31, 2008, hotel direct expenses of the Company’s hotels totaled $77.6 million or 58% of total revenue. The New York hotel had direct expenses of $8.4 million or 59% of its total revenue for the year. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

     Operating expenses were negatively impacted by start up costs associated with several new hotels and transition costs associated with changing managers in several acquisitions. The Company is aggressively working with its managers to reduce operating costs of its hotels where possible; however, it’s not anticipated that cost reductions will offset revenue declines in the short term.

     Taxes, insurance, and other expense for the 2008 year totaled $6.8 million or 5% of total revenues of which approximately $418 thousand related to the New York hotel. The Company anticipates 2009 property taxes and insurance rates to remain consistent with 2008 rates.

     Land lease expense was $6.3 million for 2008. This expense represents the expense incurred by the Company to lease land for five hotel properties. Four of these hotels, located in New York, New York, Tallahassee, Florida, Virginia Beach, Virginia, and Savannah, Georgia were acquired in 2008. The fifth hotel, located in Somerset, New Jersey, was acquired in 2007. Land lease expense for year ended December 31, 2008 for the New York hotel was $5.8 million.

     General and administrative expense for the 2008 was $4.4 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

     Depreciation expense was $22.0 million for the year. This expense includes $4.3 million for the New York hotel. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

     For the year ended December 31, 2008, the Company recognized interest income of $6.1 million. Interest income represents earnings on excess cash invested in short term money market instruments and certificates of deposit. During the year the Company acquired and sold equity securities in several publicly traded Real Estate Investment Trusts (“REITs”). The Company recognized investment income, net of realized gains and losses of $0.5 million during 2008. At December 31, 2008, the Company owned marketable equity securities of one publicly traded REIT with a fair value of $1.1 million, and a cost of $5.5 million. The Company reviewed its investment in the fourth quarter of 2008 and determined that the decline in value of this equity investment was other than temporary and recorded an impairment loss of $4.4 million. The investment impairment loss of $4.4 million and the other investment and interest income are recorded as Investment income, net in the Company’s Consolidated Statements of Operations. The remaining investment is recorded in Other assets, net on the Company’s Consolidated Balance Sheet at December 31, 2008.

     Interest expense for the same period totaled $4.2 million and primarily represents interest expense incurred on mortgage loans assumed on 15 hotel properties acquired during 2008. Interest costs of $0.7 million were capitalized during the year in conjunction with the renovation of three hotel properties.

Related Party Transactions

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels.

     The Company is party to an advisory agreement with Apple Eight Advisors, Inc. (“A8A”), pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Expenses related to this agreement totaled $2.7 million in 2008 and $626 thousand in 2007.

     Including ASRG and A8A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

     During the fourth quarter of 2008, the Company entered into a series of assignments of contracts with Apple REIT Nine, Inc. (“AR9”) to transfer its rights and obligations under three purchase contracts for four hotels which are under construction. Under the terms and conditions of the contracts, the Company assigned to AR9 all of its rights and obligations under these purchase contracts. No consideration or fees were paid to the Company for the assignment of the purchase contracts except for the reimbursement of the following payments previously made by the Company: (i) initial deposits totaling $1.2 million; and (ii) transactional costs paid to third parties totaling approximately $64,000. These reimbursement payments did not constitute or result in a profit or loss for the Company.

     The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

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

     Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

     No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

     Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2008, expense would have ranged from $0 to in excess of $63.0 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

     The following is a summary of the Company’s significant commercial commitments as of December 31, 2008. See “Capital Requirements and Resources” for a discussion of the Company’s liquidity and available capital resources as of December 31, 2008.

		Amount of Commitments Expiring per Period
	Total	Less than 1 Year			Over 5 Years
Commercial Commitments (000's)			2-3 Years	4-5 Years
Debt (including interest of $48.9 million)	$187,119	$20,864	$41,449	$15,381	$109,425
Ground leases	244,391	3,700	7,722	8,175	224,794
	$431,510	$24,564	$49,171	$23,556	$334,219

Capital Requirements and Resources

     In November 2008 the Company entered into a $75.0 million revolving line of credit which expires in November 2010. The line of credit was obtained to meet short-term cash needs as the Company plans on completing approximately 12 renovations in 2009 and newly opened properties will have a period of ramp up to normal operating status. The line of credit bears interest based on LIBOR. With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at December 31, 2008. The outstanding balance on the line as of December 31, 2008 was $10.3 million. The Company anticipates that cash flow from operations and the revolving line of credit will be adequate to meet its anticipated liquidity requirements, including anticipated distributions to shareholders, capital expenditures and debt service.

     To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2008 totaled $76.4 million and were paid monthly at a rate of $0.073334 per common share. The distributions paid in 2008 included a return of capital. For the same period the Company’s cash generated from operations was approximately $39.7 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate, the Company had significant amounts of cash earning interest at short term money market rates during the course of the year. As a result, the difference between distributions paid and cash generated from operations was funded from proceeds from the Company’s completed initial public offering of Units (completed in April 2008), and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. Since a portion of distributions has to date been funded with proceeds from the offering of Units, the Company’s ability to maintain its current intended rate of distribution will be based on results of the properties’ operations. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which were distributed are not available for investment in properties. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relating to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

     The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2008, the Company held $9.5 million in reserve for capital expenditures.

     The Company is converting the hotel in New York to a Renaissance franchised hotel. In order to complete this conversion, the company anticipates spending $17 million in capital expenditures with $10.6 million having been spent through the end of 2008. The Company also has 11 other major renovations scheduled for 2009. Total capital expenditures for all hotels in 2009 is anticipated to be approximately $30 million.

     In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through December 31, 2008, approximately 1.5 million Units were issued under the plan representing approximately $16.0 million.

     The Company’s Board of Directors has approved a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding for the year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2008, the Company has redeemed approximately 102,000 Units in the amount of $1.1 million under the program. No redemptions occurred during the year ended December 31, 2007.

Subsequent Events

     In January 2009, the Company declared and paid $6.8 million or $.073334 per common share, in a distribution to its common shareholders, of which $2.4 million or 220,192 Units were reinvested under the Company’s Dividend Reinvestment Plan.

     On January 20, 2009, the Company redeemed 387,499 Units in the amount of $4.0 million under its Unit Redemption Program.

     In February 2009, the Company declared and paid $6.8 million or $.073334 per common share, in a distribution to its common shareholders, of which $2.4 million or 220,471 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Impact of Inflation

     Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Seasonality

     The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available credit to make distributions.

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

Investment Policy

     The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally the Company does not acquire real estate assets that have significant in-place leases as lease terms for hotel properties are very short term in nature. However, in conjunction with two hotel acquisitions in 2008, amounts were identified and allocated for market lease values and tenant relationships and are included in Intangible liabilities, net in the Company’s Consolidated Balance Sheets. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material.

Recently Adopted or Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have and is not anticipated to have a material impact on the Company’s results of operations and financial position.

     In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 was effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

     In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations. This statement revises SFAS 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position, as the Company does not anticipate the acquisition of any significant businesses after the effective date.

     In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51(“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

     The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2008, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, or commodity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its line of credit and due to its variable interest rate mortgage on its Columbia, South Carolina hotel. The Company had an outstanding balance of $10.3 million on its $75 million line of credit at December 31, 2008, and to the extent it utilizes the line of credit, the Company will be exposed to changes in short-term interest rates. The outstanding balance on the Company’s variable rate mortgage was $11.5 million at December 31, 2008. Based on these outstanding balances at December 31, 2008, every 100 basis points change in interest rates will impact the Company’s annual net income by $0.2 million, all other factors remaining the same. The Company’s cash balance at December 31, 2008 was $0.

     As of December 31, 2008, the Company was exposed to market risk due to equity price risk. At December 31, 2008, the Company owned marketable equity securities, classified as available-for-sale, with a carrying value of $1.1 million. These securities were comprised of one publicly traded Real Estate Investment Trust. There is no assurance that future declines in values will not have an impact on the Company’s future results of operations.

     The Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements, one variable rate note and a variable rate line of credit. The following table summarizes the annual maturities and average interest rates of the Company’s fixed rate notes payable outstanding at December 31, 2008. All dollar amounts are in thousands.

								Fair Market Value
(000's)	2009	2010	2011	2012	2013	Thereafter	Total
Maturities	$13,332	$18,933	$8,680	$1,838	$1,967	$93,465	$138,215	$148,398
Average Interest rate	6.0%	5.9%	6.1%	6.0%	6.0%	6.0%

Item 8.      Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 3, 2009
To the Shareholders
Apple REIT Eight, Inc.

     Management of Apple REIT Eight, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

     The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

     Based on this assessment, management has concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight Chairman and Chief Executive Officer	Bryan Peery Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Eight, Inc.

     We have audited Apple REIT Eight, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Eight, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, Apple REIT Eight, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Apple REIT Eight, Inc. and our report dated March 2, 2009 expressed an unqualified opinion thereon.

                                                       /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Eight, Inc.

     We have audited the accompanying consolidated balance sheets of Apple REIT Eight, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2008 and the period January 22, 2007 (initial capitalization) through December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Eight, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 and the period January 22, 2007 (initial capitalization) through December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Eight, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

                                                                       /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 2, 2009

Apple REIT Eight, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2008	December 31, 2007

ASSETS
Investment in hotels, net of accumulated depreciation of $22,377 and $333	$982,886	$87,310
Cash and cash equivalents	-	562,009
Restricted cash-furniture, fixtures and other escrows	10,720	-
Due from third party managers, net	3,942	370
Other assets, net	5,500	21,082
TOTAL ASSETS	$1,003,048	$670,771

LIABILITIES
Accounts payable and accrued expenses	$10,126	$452
Intangible liabilities, net	11,914	-
Notes payable	138,704	-
TOTAL LIABILITIES	160,744	452

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	-	-
Series A preferred stock, no par value, authorized 200,000,000 shares;
issued and outstanding 92,478,078 and 68,942,756 shares	-	-
Series B convertible preferred stock, no par value, authorized 240,000
shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 92,478,078 and 68,942,756 shares	913,459	679,361
Distributions greater than net income	(71,179)	(9,066)
TOTAL SHAREHOLDERS' EQUITY	842,304	670,319
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,003,048	$670,771

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31, 2008	For the period January 22, 2007 (Initial Capitalization) through December 31, 2007

Revenues:
Room revenue	$124,208	$1,385
Other revenue	9,076	100
Total revenue	133,284	1,485

Expenses:
Operating expense	34,563	388
Hotel administrative expense	12,314	139
Sales and marketing	8,719	103
Utilities	5,624	69
Repair and maintenance	6,633	70
Franchise fees	5,218	72
Management fees	4,541	45
Taxes, insurance and other	6,818	116
Land lease expense	6,258	49
General and administrative	4,359	1,046
Depreciation expense	22,044	333
Total expenses	117,091	2,430

Operating income/(loss)	16,193	(945)

Investment income, net	2,225	6,353
Interest expense	(4,153)	(10)

Net income	$14,265	$5,398

Basic and diluted net income per common share	$0.16	$0.35

Weighted average common shares outstanding - basic and diluted	87,271	15,376

Distributions declared and paid per common share	$0.88	$0.40

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands, except per share data)

					Distributions Greater than Net Income
	Common Stock		Class B Convertible Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount		Total
Initial capitalization January 22, 2007	-	$-	240	$24	$-	$24
Net proceeds from the sale of common shares	68,943	679,361	-	-	-	679,361
Net income	-	-	-	-	5,398	5,398
Cash distributions declared to shareholders ($0.40 per share)	-	-	-	-	(14,464)	(14,464)
Balance at December 31, 2007	68,943	679,361	240	24	(9,066)	670,319

Net proceeds from the sale of common shares	23,637	235,164	-	-	-	235,164
Common shares redeemed	(102)	(1,066)	-	-	-	(1,066)
Net income	-	-	-	-	14,265	14,265
Cash distributions declared to shareholders ($0.88 per share)	-	-	-	-	(76,378)	(76,378)
Balance at December 31, 2008	92,478	$913,459	240	$24	$(71,179)	$842,304

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31, 2008	For the period January 22, 2007 (Initial Capitalization) through December 31, 2007

Cash flow from operating activities:
Net income	$14,265	$5,398
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22,044	333
Amortization of deferred financing costs and fair value adjustments	(718)	-
Net realized loss on sale of investments	362	-
Impairment of equity securities	4,397	-
Changes in operating assets and liabilities:
Increase in other assets	(2,296)	(22)
Increase in funds due from third party managers	(3,654)	(370)
Increase in accounts payable and accrued expenses	5,314	224
Net cash provided by operating activities	39,714	5,563

Cash flow used in investing activities:
Increase in capital improvement reserves	(1,657)	-
Cash paid for the acquisition of hotel properties	(747,997)	(87,643)
Deposits and other disbursements for the potential acquisition of hotel properties	-	(20,906)
Purchase of investments in equity securities - available for sale	(30,562)	-
Proceeds from sale of equity securities - available for sale	24,711	-
Capital improvements	(11,349)	-
Net cash used in investing activities	(766,854)	(108,549)

Cash flow from financing activities:
Net proceeds related to issuance of common stock	235,120	679,435
Redemptions of common stock	(1,066)	-
Cash distributions paid to common shareholders	(76,378)	(14,464)
Proceeds from line of credit	10,258	-
Payments of notes payable	(967)	-
Deferred financing costs	(1,836)	-
Net cash provided by financing activities	165,131	664,971

Net (decrease)/increase in cash and cash equivalents	(562,009)	561,985
Cash and cash equivalents, beginning of period	562,009	24
Cash and cash equivalents, end of period	$-	$562,009

Supplemental information:
Interest paid	$4,242	$-
Non-cash transactions:
Notes payable assumed in acquisitions	$128,924	$-
Intangible liabilities assumed in acquisition	$12,685	$-

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

     Apple REIT Eight, Inc. (the “Company”) is a Virginia corporation formed to invest in real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company has no foreign operations or assets and as of December 31, 2008, its operations include two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

     The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels.

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

Investment in Hotels and Related Depreciation

     The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

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

     The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally, the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. However, in conjunction with two hotel acquisitions in 2008, one in New York, New York and one in Savannah, Georgia, amounts were identified and allocated for market lease values and tenant relationships and are included in Intangible liabilities, net in the Company’s Consolidated Balance Sheets. These amounts are being amortized to rental income and land lease expense over the remaining terms of the associated contracts (terms range from 8-46 years). The total value of these liabilities was $10.2 million for the New York hotel and $2.4 million for the Savannah, Georgia hotel. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Investment in Equity Securities

     In 2008 the Company purchased equity securities that are classified as available-for-sale, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are included in Other assets, net in the Company’s Consolidated Balance Sheets at fair value which was $1.1 million at December 31, 2008. Under Financial Accounting Standards Board Statement No. 157 the investments are classified as Level 1 as the fair value is determined based on quoted prices of identical investments. Realized gains and losses on the sale of investments, as well as declines in value of a security considered to be other than temporary, are recognized in operations on the specific identification basis. The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. Upon review of its investment for the fourth quarter, the Company determined that the decline in value was other-than-temporary, and recognized an impairment loss of $4.4 million. This loss is reported in Investment income, net in the Company’s Consolidated Statements of Operations with other net realized gains of $0.5 million and interest income of $6.1 million. The Company will continue to review the investment for impairment on a quarterly basis.

Revenue Recognition

     Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

     In April 2008, the Company completed its best-efforts offering of Units (each Unit consists of one common share, no par value, and one Series A preferred share) by David Lerner Associates, Inc., which received a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company incurred other offering costs including costs for legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders’ equity. From the Company’s initial capitalization on January 22, 2007 through the conclusion of the offering, the Company sold 91.1 million Units for gross proceeds of $1.0 billion and proceeds net of offering costs of $899 million.

Comprehensive Income

     For the year ending December 31, 2008 and the period ended December 31, 2007, the Company recorded no comprehensive income other than net income.

Earnings Per Common Share

     Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2008 or 2007. As a result, basic and dilutive outstanding shares were the same. Series B preferred convertible shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares (see Note 4).

Federal Income Taxes

     The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2008 distributions of $0.88 per share for tax purposes were 53% ordinary income and 47% return of capital (unaudited). The characterization of 2007 distributions of $0.40 per share for tax purposes was 30% ordinary income and 70% return of capital (unaudited).

     The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2008 and 2007, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $10 million as of December 31, 2008. The net operating loss carry forward will expire beginning in 2027. There are no material differences between the book and tax basis of the Company’s assets.

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

Recently Adopted or Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (FSP) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have and is not anticipated to have a material impact on the Company’s results of operations and financial position.

     In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 was effective for the Company beginning January 1, 2008. The Company has elected not to use the fair value measurement provisions of SFAS 159 and therefore, adoption of this standard did not have an impact on the financial statements.

     In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations. This statement revises SFAS 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. Statement 141R will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position, as the Company does not anticipate the acquisition of any significant businesses after the effective date.

     In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 will be adopted by the Company in the first quarter of 2009. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

     In March 2008, FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement is not anticipated to have a material impact on the Company’s financial statements.

Note 2

Investments in Hotels

     As of December 31, 2008, the Company owned 51 hotels, located in nineteen states, consisting of the following:

	Total by Brand	Number of Rooms
Brand
Hampton Inn	5	550
Hampton Inn & Suites	3	298
Hilton Garden Inn	6	717
Homewood Suites	5	536
Courtyard	11	1,443
Fairfield Inn & Suites	3	331
Marriott	1	226
Residence Inn	10	1,067
SpringHill Suites	3	289
TownePlace Suites	3	252
Independent	1	200
Total	51	5,909

Investment in hotels consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Land	$87,917	$5,431
Building and Improvements	860,013	78,268
Furniture, Fixtures and Equipment	57,333	3,944
	1,005,263	87,643
Less Accumulated Depreciation	(22,377)	(333)
Investment in hotels, net	$982,886	$87,310

     The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	$8,000
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	131	18,832
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
New York	NY	Independent	Marriott	1/4/2008	200	99,000
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	16,500
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
					5,909	$950,745

     The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its best-efforts offering to pay 2% of the gross purchase price for these hotels, which equals approximately $19.0 million, as a commission to ASRG.

      No goodwill was recorded in connection with any of the acquisitions.

     In addition to the gross purchase price for the hotels in New York, New York, Tallahassee, Florida, one of the Virginia Beach, Virginia hotels, the hotel in Savannah, Georgia, and the hotel in Somerset, New Jersey, the Company assumed land leases. The remaining minimum lease payments for the New York lease are $228.8 million and the term runs through August 2046. The remaining minimum lease payments for the Tallahassee lease are $3.6 million and the term runs through December 2088. The remaining minimum lease payments for the Virginia Beach property are $0.9 million and the term runs through December 31, 2023. The remaining minimum lease payments for the Savannah property are $0.8 million and the term runs through August 2054. The remaining minimum lease payments for the Somerset property are $10.3 million and the lease runs through April 2039.

     Also, as part of the purchase of the New York, New York hotel, the Company assumed six leases for retail space in the building. The remaining terms of these leases range from approximately four to ten years and the remaining minimum lease payments to be received are $11.1 million. Rental income from these leases is recorded in “Other Revenue” in the Company’s Consolidated Statements of Operations.

Note 3

Notes Payable and Credit Agreements

     In conjunction with the acquisition of 15 hotel properties in 2008, the Company assumed mortgage notes payable, secured by the applicable hotel property. The following table summarizes the hotel, interest rate, maturity date, principal amount assumed and the outstanding balance as of December 31, 2008.

					Outstanding Principal Balance as of Dec. 31, 2008

		Interest Rate	Maturity Date	Principal Assumed
Location	Brand
Concord, NC	Hampton Inn	6.10%	3/1/2017	$5,143	$5,098
Westford, MA	Residence Inn	6.50%	11/10/2010	7,199	7,092
Overland Park, KS	Residence Inn	5.74%	4/1/2015	7,079	6,976
Kansas City, MO	Residence Inn	5.74%	11/1/2015	11,645	11,543
Fayetteville, NC	Residence Inn	8.12%	11/1/2011	7,204	7,141
Greenville, SC	Residence Inn	6.03%	2/8/2017	6,512	6,469
Winston-Salem, NC	Courtyard	5.94%	12/8/2016	8,000	8,000
Birmingham, AL	Homewood Suites	6.03%	2/8/2017	11,815	11,738
Hilton Head, SC	Hilton Garden Inn	6.29%	4/11/2016	6,371	6,302
Tampa, FL	TownePlace Suites	6.06%	2/8/2017	8,268	8,222
Jacksonville, FL	Homewood Suites	6.03%	2/8/2017	17,159	17,062
Suffolk, VA	TownePlace Suites	6.03%	7/1/2017	6,630	6,579
Suffolk, VA	Courtyard	6.03%	7/1/2017	8,644	8,576
Savannah, GA	Hilton Garden Inn	5.87%	2/1/2017	5,679	5,635
Columbia, SC	Hilton Garden Inn	(a)	2/1/2012	11,576	11,523
				$128,924	$127,956

(a) The interest rate on this mortgage is a variable rate based on 3-month LIBOR. As of December 31, 2008, the current interest rate was 6.89%.

     In November 2008, the Company entered into a $75 million line of credit. The line matures in November 2010 and bears interest at the London Interbank Borrowing Rate (“LIBOR”) plus 1.75% annually. As of December 31, 2008, there was $10.3 million outstanding on the line of credit at an interest rate of 3.66%.

     The aggregate amounts of principal payable under the Company’s mortgage obligations, for the five years subsequent to December 31, 2008 are as follows (in thousands):

2009	$13,332
2010	18,933
2011	8,680
2012	1,838
2013	1,967
Thereafter	93,465
138,215
Fair Value Adjustment of Assumed Debt	489
Total	$138,704

     A fair value adjustment was recorded upon the assumption of an above market rate mortgage loan in connection with one of the Company’s hotel acquisitions in 2008. This premium will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rate on the debt obligation assumed was 5.42% at the date of assumption. The total adjustment to interest expense was $115 thousand in 2008.

     During 2008, the Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels and on the line of credit facility, totaling $1.8 million. Such costs are amortized over the period to maturity of the applicable mortgage loan, or to termination of the applicable credit agreement, as an addition to interest expense. Amortization of such costs totaled $168 thousand for the year ended December 31, 2008.

      The fair value of the Company’s outstanding debt at December 31, 2008 was approximately $148.4 million.

Note 4

Shareholders’ Equity

     The Company concluded its best-efforts offering of Units in April 2008. The Company registered its Units on Registration Statement Form S-11 (File No. 333-140548) filed July 19, 2007. The Company began its best-efforts offering (the “Offering”) of Units, on July 19, 2007, the same day the Registration Statement was declared effective by the Securities and Exchange Commission.

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

     The Company has issued 240,000 Series B convertible preferred shares to Glade M. Knight, Chairman and Chief Executive Officer of the Company, in exchange for the payment by him of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. The Series B convertible preferred shares are convertible into common shares pursuant to the formula and on the terms and conditions set forth below.

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

     Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

     No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests.

     Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2008, expense would have ranged from $0 to in excess of $63 million (assumes $11 per Unit fair market value) which represents approximately 5.8 million shares of common stock.

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

     In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through December 31, 2008, approximately 1.5 million Units were issued under the plan representing approximately $16.0 million.

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

Note 5

Stock Incentive Plans

     During 2007, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,599,545 based on the number of shares issued as of December 31, 2008.

     Also in 2007, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 4,029,318 based on the number of shares issued as of December 31, 2008.

     Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2008 and 2007, the Company granted options to purchase 72,900 and 22,000 Units under the Directors Plan and granted no options under the Incentive Plan. All of the options issued vested at the date of issuance and have an exercise price of $11 per Unit. Activity in the Company’s share option plan during 2008 and 2007 is summarized in the following table:

	Year ended December 31, 2008	Year ended December 31, 2007

Outstanding, beginning of year:	22,000	-
Granted	72,900	22,000
Exercised	-	-
Expired or canceled	-	-
Outstanding, end of year:	94,900	22,000
Exercisable, end of year:	94,900	22,000
The weighted-average exercise price:	$11.00	$11.00

     The Company records compensation expense related to the issuance of stock options under the guidelines established by FASB Statement No. 123(R), based on a determination of the fair value of options issued. Compensation expense associated with the issuance of stock options was $61 thousand in 2008 and $20 thousand in 2007.

Note 6

Management and Franchise Agreements

     Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport Hospitality Group, Inc. (“Newport”), Larry Blumberg & Associates (“LBA”), Western International (“Western”), Marriott International, Inc. (“Marriott”), White Lodging Services Corporation (“WLS”), Dimension Development Company (“Dimension”), Inn Ventures, Inc. (“Inn Ventures”), True North Hotel Group, Inc. (“True North”), Intermountain Management, LLC (“Intermountain”), MHH Management, LLC (“McKibbon”) and Crestline Hotels & Resorts, Inc. (“Crestline”). The agreements provide for initial terms ranging from one to thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2008 and 2007, the Company incurred approximately $4.5 million and $45 thousand in management fees.

     Newport, LBA, Western, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10-30 years with certain agreements having options to renew. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2008 and 2007 the Company incurred approximately $5.2 million and $72 thousand in franchise fees.

Note 7

Related Parties

     The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

     The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2008, payments to ASRG for services under the terms of this contract have totaled $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels.

     The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Expenses related to this agreement totaled $2.7 million in 2008 and $626 thousand in 2007.

     Through a contractual arrangement with Apple REIT Six, Inc., A8A provides the Company with support services. The Company reimburses A8A for the cost of the services provided by Apple REIT Six, Inc. A8A in turn reimburses Apple REIT Six, Inc. Through similar contractual arrangements, Apple REIT Six, Inc. provides support services to ASRG, Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Nine Advisors, Inc. (“A9A”), Apple REIT Seven, Inc., and Apple REIT Nine, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc., A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc., and A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG, ASA, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company’s Chairman and Chief Executive Officer.

     Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

     During the fourth quarter of 2008, the Company entered into a series of assignments of contracts with Apple REIT Nine, Inc. (“AR9”) to transfer its rights and obligations under three purchase contracts for four hotels which are under construction. Under the terms and conditions of the contracts, the Company assigned to AR9 all of its rights and obligations under these purchase contracts. No consideration or fees were paid to the Company for the assignment of the purchase contracts except for the reimbursement of the following payments previously made by the Company: (i) initial deposits totaling $1.2 million; and (ii) transactional costs paid to third parties totaling approximately $64,000. These reimbursement payments did not constitute or result in a profit or loss for the Company.

Note 8

Pro Forma Information (Unaudited)

     The following unaudited pro forma information for the year ended December 31, 2008, is presented as if the acquisitions of the 51 hotels owned at December 31, 2008 had occurred on the latter of January 1, 2007 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods. Amounts are in thousands except per share.

     The pro forma information reflects adjustments for actual revenues and expenses of the 51 hotels acquired in 2008 and 2007 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company’s basis in the hotels.

	Year ended December 31, 2008	Year ended December 31, 2007

Hotel revenues	$180,277	$162,822
Net income	22,010	17,502
Net income per share - basic and diluted	$0.24	$0.25

Note 9

Leases

     In connection with the acquisition of five hotels, the Company assumed five land leases. The initial terms of the leases range from approximately 15 to 80 years. One of the lease’s rent is adjusted periodically for consumer price index increases. Two of the leases have defined escalations over the life of the lease and straight-line rent is being recorded to reflect the average rent over the life of the leases. The accrued straight line lease liability balance at December 31, 2008 was $2.8 million and is recorded in “Accounts payable and accrued expenses” on the Company’s Consolidated Balance Sheets.

     The aggregate amounts of the estimated lease payments pertaining to all land leases, for the five years subsequent to December 31, 2008 are as follows (in thousands):

Total
2009	$3,700
2010	3,806
2011	3,916
2012	4,029
2013	4,146
Thereafter	224,794
Total	$244,391

     Also, as part of the purchase of the New York, New York hotel, the Company assumed six leases for retail space in the building. The remaining terms of these leases range from approximately four to ten years and the remaining minimum lease payments to be received are approximately $11.1 million. The aggregate amount of the minimum rentals to be received for the five years subsequent to December 31, 2008 are as follows (in thousands):

Total
2009	$1,594
2010	1,749
2011	1,815
2012	1,846
2013	1,385
Thereafter	2,722
Total	$11,111

     Rental income from these leases is recorded in “Other revenue” in the Company’s Consolidated Statements of Operations.

Note 10

Industry Segments

     The Company owns hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. Until the acquisition of the hotel in New York, New York in 2008, each hotel owned was not individually significant; therefore, the Company consolidated all hotels into one reportable segment. Due to the significance of the New York hotel, the Company now has two reportable segments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. Dollar amounts are in thousands.

	For the Year Ended December 31, 2008
	New York, New York Hotel	All Other Hotels
			Corporate	Consolidated
Total revenue	$14,380	$118,904	$-	$133,284
Hotel operating expenses	14,710	75,978	-	90,688
General and administrative expense	-	-	4,359	4,359
Depreciation expense	4,259	17,785	-	22,044
Operating income (loss)	(4,589)	25,141	(4,359)	16,193
Investment income, net	-	-	2,225	2,225
Interest expense	-	(3,936)	(217)	(4,153)
Net income/(loss)	$(4,589)	$21,205	$(2,351)	$14,265

Total assets	$119,582	$880,208	$3,258	$1,003,048

Note 11

Quarterly Financial Data (unaudited)

     The following is a summary of quarterly results of operations for the year ended December 31, 2008 and the period ended December 31, 2007. Income per share for the four quarters in 2007 is non-additive in comparison to income per share for the period ended December 31, 2007 due to the timing and size of the Company’s Unit issuances. Net income for the fourth quarter of 2008 includes approximately $7.3 million of costs associated with investment losses and $1 million in start up costs for new hotels.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 (in thousands, except per share data)
Revenues	$12,611	$32,219	$49,118	$39,336
Net income / (loss)	$5,516	$7,298	$9,460	$(8,009)
Basic and diluted income / (loss) per common share	$0.07	$0.08	$0.10	$(0.09)
Distributions paid per share	$0.22	$0.22	$0.22	$0.22

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007 (in thousands, except per share data)
Revenues	$-	$-	$-	$1,485
Net income / (loss)	$(3)	$(73)	$422	$5,052
Basic and diluted income / (loss) per common share	$-	$-	$0.08	$0.10
Distributions paid per share	$-	$-	$0.15	$0.25

Note 12

Subsequent Events

     In January 2009, the Company declared and paid $6.8 million or $.073334 per common share, in a distribution to its common shareholders, of which $2.4 million or 220,192 Units were reinvested under the Company’s Dividend Reinvestment Plan.

     On January 20, 2009, the Company redeemed 387,499 Units in the amount of $4.0 million under its Unit Redemption Program.

     In February 2009, the Company declared and paid $6.8 million or $.073334 per common share, in a distribution to its common shareholders, of which $2.4 million or 220,471 Units were reinvested under the Company’s Dividend Reinvestment Plan.

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

     See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting.

Item 9B. Other Information

      None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

     The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2009 Proxy Statement is incorporated herein by this reference.

Item 11.    Executive Compensation

     The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2009 Proxy Statement is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2009 Proxy Statement is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

     The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2009 Proxy Statement is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

     This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2009 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2009 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedule

1. Financial Statements of Apple REIT Eight, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

Consolidated Statements of Operations for the year ended December 31, 2008 and the period January 22, 2007 (initial capitalization) through December 31, 2007

Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2008 and the period January 22, 2007 (initial capitalization) through December 31, 2007

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and the period January 22, 2007 (initial capitalization) through December 31, 2007

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report Available at www.sec.gov.

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2008
(Dollars in thousands)

						Subsequently Capitalized
				Initial Cost
						Bldg. Imp. & FF&E	Total Gross Cost(1)			Date Acquired	Depreciable Life	# of Guestrooms
City	State	Brand	Encumbrances	Land	Bldg./FF&E			Acc. Deprec.	Date of Construction
Birmingham	AL	Homewood Suites	$11,738	$1,171	$15,793	$241	$17,205	$(330)	2005	May-08	3 - 39 yrs.	95
Rogers	AR	Fairfield Inn & Suites	-	885	7,389	27	8,301	(197)	2002	February-08	3 - 39 yrs.	99
Rogers	AR	Residence Inn	-	924	11,183	47	12,154	(320)	2003	February-08	3 - 39 yrs.	88
Springdale	AR	Residence Inn	-	451	5,379	14	5,844	(149)	2001	March-08	3 - 39 yrs.	72
Sacramento	CA	Hilton Garden Inn	-	2,549	25,759	709	29,017	(663)	1999	March-08	3 - 39 yrs.	154
Cypress	CA	Courtyard	-	3,242	28,680	178	32,100	(672)	1988	April-08	3 - 39 yrs.	180
Oceanside	CA	Residence Inn	-	3,313	25,963	19	29,295	(552)	2007	May-08	3 - 39 yrs.	125
Burbank	CA	Residence Inn	-	4,230	47,200	4	51,434	(951)	2007	May-08	3 - 39 yrs.	166
Tulare	CA	Hampton Inn & Suites	-	1,105	9,490	-	10,595	(209)	2008	June-08	3 - 39 yrs.	86
San Jose	CA	Homewood Suites	-	6,542	15,882	137	22,561	(276)	1991	July-08	3 - 39 yrs.	140
Tallahassee	FL	Hilton Garden Inn	-	-	13,588	31	13,619	(446)	2006	January-08	3 - 39 yrs.	85
Sanford	FL	SpringHill Suites	-	937	10,605	24	11,566	(275)	2000	March-08	3 - 39 yrs.	105
Tampa	FL	TownePlace Suites	8,222	1,306	10,293	198	11,797	(196)	1999	June-08	3 - 39 yrs.	95
Jacksonville	FL	Homewood Suites	17,062	1,545	22,296	526	24,367	(402)	2005	June-08	3 - 39 yrs.	119
Port Wentworth	GA	Hampton Inn	-	841	10,284	36	11,161	(306)	1997	January-08	3 - 39 yrs.	106
Savannah	GA	Hilton Garden Inn	5,635	-	15,291	-	15,291	(242)	2004	July-08	3 - 39 yrs.	105
Overland Park	KS	SpringHill Suites	-	944	8,209	30	9,183	(194)	1999	March-08	3 - 39 yrs.	102
Overland Park	KS	Residence Inn	6,976	1,536	14,711	141	16,388	(351)	2000	April-08	3 - 39 yrs.	120
Wichita	KS	Courtyard	-	1,184	8,006	133	9,323	(184)	2000	June-08	3 - 39 yrs.	90
Overland Park	KS	Fairfield Inn & Suites	-	1,578	10,863	-	12,441	(160)	2008	August-08	3 - 39 yrs.	110
Bowling Green	KY	Hampton Inn	-	1,486	17,885	21	19,392	(600)	1989	December-07	3 - 39 yrs.	131
Marlborough	MA	Residence Inn	-	2,117	18,586	17	20,720	(604)	2006	January-08	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	-	1,576	14,116	-	15,692	(400)	2007	March-08	3 - 39 yrs.	110
Westford	MA	Residence Inn	7,092	900	14,040	25	14,965	(347)	2000	April-08	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	-	2,446	23,336	4	25,786	(741)	2007	January-08	3 - 39 yrs.	126
Kansas City	MO	Residence Inn	11,543	1,194	16,306	11	17,511	(404)	1968	April-08	3 - 39 yrs.	106
Greensboro	NC	SpringHill Suites	-	667	7,630	20	8,317	(278)	2004	November-07	3 - 39 yrs.	82
Matthews	NC	Hampton Inn	-	648	10,566	276	11,490	(370)	1995	January-08	3 - 39 yrs.	92
Dunn	NC	Hampton Inn	-	548	12,539	48	13,135	(437)	2006	January-08	3 - 39 yrs.	120
Concord	NC	Hampton Inn	5,098	1,234	8,274	27	9,535	(261)	1996	March-08	3 - 39 yrs.	101
Fayetteville	NC	Residence Inn	7,141	671	12,567	5	13,243	(285)	2006	May-08	3 - 39 yrs.	92
Winston-Salem	NC	Courtyard	8,000	1,445	12,455	11	13,911	(283)	1998	May-08	3 - 39 yrs.	122
Carolina Beach	NC	Courtyard	-	3,255	21,629	1	24,885	(382)	2003	June-08	3 - 39 yrs.	144
Wilmington	NC	Fairfield Inn & Suites	-	1,847	13,463	-	15,310	(40)	2008	December-08	3 - 39 yrs.	122
Somerset	NJ	Courtyard	-	-	16,504	36	16,540	(606)	2001	November-07	3 - 39 yrs.	162
New York	NY	Not Currently Branded	-	-	111,870	10,599	122,469	(4,259)	1916	January-08	3 - 39 yrs.	200
Tulsa	OK	Hampton Inn & Suites	-	904	9,935	3	10,842	(394)	2007	December-07	3 - 39 yrs.	102
Greenville	SC	Residence Inn	6,469	692	8,330	27	9,049	(181)	1998	May-08	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	6,302	1,077	12,863	240	14,180	(278)	2001	May-08	3 - 39 yrs.	104
Columbia	SC	Hilton Garden Inn	11,523	1,384	20,423	4	21,811	(228)	2006	September-08	3 - 39 yrs.	143
Chattanooga	TN	Homewood Suites	-	692	8,207	169	9,068	(292)	1997	December-07	3 - 39 yrs.	76
Texarkana	TX	TownePlace Suites	-	618	8,740	11	9,369	(262)	2006	March-08	3 - 39 yrs.	85
Texarkana	TX	Courtyard	-	681	12,653	43	13,377	(308)	2003	March-08	3 - 39 yrs.	90
Harrisonburg	VA	Courtyard	-	1,688	22,134	33	23,855	(750)	1999	November-07	3 - 39 yrs.	125
Virginia Beach	VA	Courtyard	-	7,230	20,728	1	27,959	(358)	1999	June-08	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	-	9,891	30,984	1	40,876	(530)	2002	June-08	3 - 39 yrs.	160
Charlottesville	VA	Courtyard	-	2,317	26,440	1	28,758	(453)	2000	June-08	3 - 39 yrs.	137
Suffolk	VA	TownePlace Suites	6,579	772	9,590	-	10,362	(172)	2007	July-08	3 - 39 yrs.	72
Suffolk	VA	Courtyard	8,576	997	11,947	-	12,944	(219)	2007	July-08	3 - 39 yrs.	92
Chesapeake	VA	Marriott Full Service	-	3,264	36,373	-	39,637	(360)	2008	October-08	3 - 39 yrs.	226
Tukwila	WA	Homewood Suites	-	1,393	14,751	-	16,144	(220)	1991	July-08	3 - 39 yrs.	106
Construction in Progress			-	-	-	489	489	-
			$127,956	$87,917	$902,728	$14,618	$1,005,263	$(22,377)				5,909

	2008	2007		2008	2007
Real estate owned:			Accumulated depreciation:
Balance as of January 1	$87,643	$-	Balance as of January 1	$(333)	$-
Acquisitions	903,002	87,643	Depreciation expense	(22,044)	(333)
Improvements	14,618	-
Balance at December 31	$1,005,263	$87,643	Balance at December 31	$(22,377)	$(333)

(1)    The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT EIGHT, INC.

By:	/s/ Glade M. Knight	Date: March 3, 2009
Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 3, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 3, 2009
Glade M. Knight, Director

By:	/s/ Glenn W. Bunting, Jr.	Date: March 3, 2009
Glenn W. Bunting, Jr., Director

By:	/s/ Kent W. Colton	Date: March 3, 2009
Kent W. Colton, Director

By:	/s/ Michael S. Waters	Date: March 3, 2009
Michael S. Waters, Director

By:	/s/ Robert M. Wily	Date: March 3, 2009
Robert M. Wily, Director

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.1	Advisory Agreement between the Registrant and Apple Eight Advisors, Inc. (Incorporated by reference to Exhibit
10.1 to amendment no. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective
July 19, 2007)

10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc.
(Incorporated by reference to Exhibit 10.2 to amendment no. 2 to the registrant’s registration statement on Form S-11
(SEC File No. 333-140548) effective July 19, 2007)

10.3	Apple REIT Eight, Inc. 2007 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)*

10.4	Apple REIT Eight, Inc. 2007 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective
July 19, 2007)*

10.5	Purchase Contract dated as of September 4, 2007 among Apple Eight Hospitality Ownership, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10Q (SEC File
No. 333-140548) filed November 2, 2007)

10.6	Purchase Contract dated as of September 4, 2007 between Memphis Development A, LLC and Apple Eight
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form
10Q (SEC File No. 333-140548) filed November 2, 2007)

10.7	Purchase Contract dated as of September 4, 2007 between Grand Shangrila International, Inc. and Apple Eight
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form
10Q (SEC File No. 333-140548) filed November 2, 2007)

10.8	Purchase Contract dated as of September 17, 2007 between SNS Brothers, LLC and Apple Eight Hospitality
Inc. (Incorporated by reference to Exhibit 10.8 to the registrant’s quarterly report on Form 10Q (SEC File No. 333-
November 2, 2007)

10.9	Purchase Contract dated as of September 26, 2007 between Grove Street Orlando, LLC and Apple Eight Hospitality
Ownership, Inc. (Incorporated by reference to Exhibit 10.9 to the registrant’s quarterly report on Form 10Q (SEC
File No. 333-140548) filed November 2, 2007)

10.10	Purchase Contract dated as of September 27, 2007 between Tom Christopoulos and Apple Eight Hospitality
Ownership, Inc. (Incorporated by reference to Exhibit 10.10 to the registrant’s quarterly report on Form 10Q (SEC File
No. 333-140548) filed November 2, 2007)

10.11	Purchase Contract dated as of September 27, 2007 between Amtel Associates, LLC and Apple Eight Hospitality
Ownership, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant’s quarterly report on Form 10Q (SEC File
No. 333-140548) filed November 2, 2007)

10.12	Purchase Contract dated as of October 9, 2007 among Columbia Hospitality, Inc., Riva Hospitality, LLC and Apple
Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.12 to the registrant’s quarterly report on
Form 10Q (SEC File No. 333-140548) filed November 2, 2007)

10.13	Purchase Contract dated as of October 25, 2007 between Marlborough Lodging Partners LLC and Apple Eight
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
Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.17 Courtyard by Marriott Relicensing Franchise Agreement dated as of November 9, 2007 between Marriott International,
Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.17 to the registrant’s Post-
Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

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
Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.23 Management Agreement dated as of November 16, 2007 between Newport Harrisonburg Management, LLC and
Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.23 to the registrant’s Post-
Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.24 Courtyard by Marriott Relicensing Franchise Agreement dated as of November 16, 2007 between Marriott
International, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.24 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.25 Hotel Lease Agreement effective as of November 16, 2007 between Apple Eight Hospitality Ownership, Inc. and
Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.25 to the registrant’s Post-
Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

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
Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.30	Management Agreement dated as of December 6, 2007 between Newport Bowling Green Management, LLC and
Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.30 to the registrant’s Post-
Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.31	Hotel Lease Agreement effective as of December 7, 2007 between Apple Eight Hospitality Ownership, Inc. and
Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.31 to the registrant’s Post-
Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.32	Management Agreement dated as of December 14, 2007 between LBAM-Investor, L.L.C. and Apple Eight
Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.32 to the registrant’s Post-Effective
Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.33	Franchise License Agreement dated as of December 14, 2007 between Homewood Suites Franchise LLC and Apple
Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.33 to the registrant’s Post-Effective
Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.34	Hotel Lease Agreement effective as of December 14, 2007 between Apple Eight Hospitality Ownership, Inc. and
Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.34 to the registrant’s Post-
Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.35	Purchase Contract dated as of December 14, 2007 between BW Hotels, LLC and Apple Eight Hospitality Ownership,
Inc. (Incorporated by reference to Exhibit 10.35 to the registrant’s Post-Effective Amendment No. 1 to Form S-11
(SEC File No. 333-140548) filed December 27, 2007)

10.36	Purchase Contract dated as of December 14, 2007 between Skibo Lodging, LLC and Apple Eight Hospitality
Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to the registrant’s Post-Effective Amendment No. 1 to
Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.37	Purchase Contract dated as of December 14, 2007 between FIS Rogers, LLC and Apple Eight Hospitality Ownership,
Inc. (Incorporated by reference to Exhibit 10.37 to the registrant’s Post-Effective Amendment No. 1 to Form S-11
(SEC File No. 333-140548) filed December 27, 2007)

10.38	Purchase Contract dated as of December 14, 2007 between RRI, LLC and Apple Eight Hospitality Ownership, Inc.
(Incorporated by reference to Exhibit 10.38 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC
File No. 333-140548) filed December 27, 2007)

10.39	Purchase Contract dated as of December 14, 2007 between WB Hotels, LLC and Apple Eight Hospitality Ownership,
Inc. (Incorporated by reference to Exhibit 10.39 to the registrant’s Post-Effective Amendment No. 1 to Form S-11
(SEC File No. 333-140548) filed December 27, 2007)

10.40	Purchase Contract dated as of December 14, 2007 between Texarkana Lodging Limited Partnership and Apple Eight
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.40 to the registrant’s Post-Effective Amendment
No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.41	Purchase Contract dated as of December 14, 2007 between Texarkana Lodging #2 Limited Partnership and Apple
Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to the registrant’s Post-Effective
Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.42	Purchase Contract dated as of December 14, 2007 between Viking Fund Urbandale, LLC and Apple Eight Hospitality
Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to the registrant’s Post-Effective Amendment No. 1 to
Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.43	Purchase Contract dated as of December 14, 2007 between Viking Fund Baton Rouge (LA), LLC and Apple Eight
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to the registrant’s Post-Effective Amendment
No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.44	Purchase Contract dated as of December 26, 2007 among Apple Eight Hospitality Ownership, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.44 to the registrant’s Post-Effective Amendment No. 1 to
Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.45	Purchase Contract dated as of December 26, 2007 between Blue Valley Lodging Partners, L.L.C. and Apple Eight
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.45 to the registrant’s Post-Effective Amendment
No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.46	Purchase Contract dated as of January 16, 2008 between SH Lodging, LLC and Apple Eight Hospitality Ownership,
Inc. (Incorporated by reference to Exhibit 10.46 to the registrant’s annual report on Form 10-K (SEC File No. 333-
140548) filed March 4, 2008)

10.47	Purchase Contract dated as of January 25, 2008 between Viking Fund Rochester (MN), LLC and Apple Eight
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.47 to the registrant’s annual report on
Form 10-K (SEC File No. 333-140548) filed March 4, 2008)

10.48	Purchase Contract dated as of January 25, 2008 between Viking Fund St. Charles (MO), LLC and Apple Eight
Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.48 to the registrant’s annual report on
Form 10-K (SEC File No. 333-140548) filed March 4, 2008)

10.49	Purchase Contract dated as of April 3, 2008 between First Street Hotels, LLC and Apple Eight Hospitality
Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to the registrant’s quarterly report on Form 10-Q (SEC
File No. 000-53175) filed May 8, 2008)

10.50	Purchase Contract dated as of April 3, 2008 between Ocean Ranch Hotels, LLC and Apple Eight Hospitality
Ownership, Inc. (Incorporated by reference to Exhibit 10.50 to the registrant’s quarterly report on Form 10-Q (SEC
File No. 000-53175) filed May 8, 2008)

10.51	Assignment and Assumption Agreement dated May 9, 2008 by and between Barcelo Crestline Corporation and Apple
Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.51 to the registrant’s quarterly report on
Form 10-Q (SEC File No. 000-53175) filed August 5, 2008

21.1	Subsidiaries of Registrant (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(FILED HEREWITH)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(FILED HEREWITH)

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

* Denotes Compensation Plan.