Form 10-Q
period 2009-03-31
Apple REIT Eight, Inc.
filed 2009-05-05
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-53175

Apple REIT Eight, Inc.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	20- 8268625 (IRS Employer Identification No.)

814 East Main Street Richmond, Virginia (Address of principal executive offices)	23219 (Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ¨ No ¨

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer x	Smaller reporting company ¨

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

       Number of registrant’s common shares outstanding as of May 1, 2009: 92,664,863

Apple REIT Eight, Inc.
FORM 10-Q
INDEX

			Page Number

PART I. FINANCIAL INFORMATION

Item 1.		Financial Statements (Unaudited)
		Consolidated Balance Sheets – March 31, 2009 and December 31, 2008	3
		Consolidated Statements of Operations and Comprehensive Income – Three months ended March 31, 2009 and 2008	4
		Consolidated Statements of Cash Flows – Three months ended March 31, 2009 and 2008	5
		Notes to Consolidated Financial Statements	6
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.		Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.		Legal Proceedings (not applicable)
Item 1	A.	Risk Factors (not applicable)
Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.		Defaults Upon Senior Securities (not applicable)
Item 4.		Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.		Other Information (not applicable)
Item 6.		Exhibits	25

Signatures			26

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

Apple REIT Eight, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2009	December 31, 2008

ASSETS
Investment in hotels, net of accumulated depreciation of $30,242 and $22,377	$981,086	$982,886
Cash and cash equivalents	-	-
Restricted cash-furniture, fixtures and other escrows	11,428	10,720
Due from third party managers, net	5,601	3,942
Other assets, net	7,610	5,500
TOTAL ASSETS	$1,005,725	$1,003,048

LIABILITIES
Accounts payable and accrued expenses	$7,678	$10,126
Intangible liabilities, net	11,714	11,914
Notes payable	162,606	138,704
TOTAL LIABILITIES	181,998	160,744

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	-	-
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,752,753 and 92,478,078 shares	-	-
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,752,753 and 92,478,078 shares	916,731	913,459
Distributions greater than net income	(93,399)	(71,179)
Accumulated other comprehensive income	371	-
TOTAL SHAREHOLDERS' EQUITY	823,727	842,304
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,005,725	$1,003,048

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three months ended March 31, 2009	Three months ended March 31, 2008

Revenues:
Room revenue	$34,179	$11,631
Other revenue	2,781	980
Total revenue	36,960	12,611

Expenses:
Operating expense	10,444	3,401
Hotel administrative expense	3,982	1,053
Sales and marketing	3,026	737
Utilities	1,970	615
Repair and maintenance	2,119	616
Franchise fees	1,501	453
Management fees	1,327	363
Taxes, insurance and other	2,424	709
Land lease expense	1,591	1,506
General and administrative	1,062	1,144
Depreciation expense	7,865	2,729
Total expenses	37,311	13,326

Operating loss	(351)	(715)

Investment income, net	12	6,258
Interest expense	(1,543)	(27)

Net (loss)/income	(1,882)	5,516

Unrealized gain on investments	371	-

Comprehensive (loss)/income	$(1,511)	$5,516

Basic and diluted (loss)/net income per common share	$(0.02)	$0.07

Weighted average common shares outstanding - basic and diluted	92,500	75,397

Distributions declared and paid per common share	$0.22	$0.22

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31, 2009	Three months ended March 31, 2008

Cash flow from operating activities:
Net (loss)/income	$(1,882)	$5,516
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,865	2,729
Amortization of deferred financing costs and fair value adjustments	(159)	(187)
Net realized gain on sale of investments	-	(2,536)
Changes in operating assets and liabilities:
Decrease/(increase) in other assets	1,249	(605)
Increase in funds due from third party managers	(1,659)	(2,370)
Increase in accounts payable and accrued expenses	820	1,260
Net cash provided by operating activities	6,234	3,807

Cash flow used in investing activities:
Increase in capital improvement reserves	(541)	(99)
Cash paid for the acquisition of hotel properties	-	(300,341)
Deposits and other disbursements for the potential acquisition of hotel properties	-	(3,486)
Purchase of investments in equity securities - available for sale	-	(23,897)
Proceeds from sale of equity securities - available for sale	-	20,091
Investment in other assets	(3,240)	-
Capital improvements	(9,333)	(219)
Net cash used in investing activities	(13,114)	(307,951)

Cash flow from financing activities:
Net proceeds related to issuance of common stock	7,287	164,629
Redemptions of common stock	(4,015)	-
Cash distributions paid to common shareholders	(20,338)	(16,351)
Net proceeds from line of credit	24,500	-
Payments of notes payable	(554)	-
Deferred financing costs	-	(73)
Net cash provided by financing activities	6,880	148,205

Net decrease in cash and cash equivalents	-	(155,939)

Cash and cash equivalents, beginning of period	-	562,009

Cash and cash equivalents, end of period	$-	$406,070

Non-cash transactions:
Notes payable assumed in acquisitions	$-	$5,143
Intangible liabilities assumed in acquisition	$-	$10,242

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

APPLE REIT EIGHT, INC.

Notes to Consolidated Financial Statements

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2008 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the period ending December 31, 2009.

Organization

Apple REIT Eight, Inc. (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock, were purchased by Apple Eight Advisors, Inc. (“A8A”), owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and 240,000 Series B convertible shares were also purchased individually by Glade M. Knight. The Company began operations on November 9, 2007 when it acquired its first hotels. The Company’s fiscal year end is December 31. As of March 31, 2009, the Company owned 51 hotels. 45 of the hotels were acquired in 2008 and six in late 2007. The Company has no foreign operations or assets and its operating structure includes two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Equity Securities

In 2008, the Company purchased equity securities that are classified as available-for-sale, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are included in Other assets, net in the Company’s Consolidated Balance Sheets at fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss. Under Financial Accounting Standards Board Statement No. 157 the investments are classified as Level 1 as the fair value is determined based on quoted prices of identical investments. Realized gains and losses on the sale of investments, as well as declines in value of a security considered to be other than temporary, are recognized in operations on the specific identification basis. As of March 31, 2009, the Company owned marketable securities with a cost of $1.1 million and a fair value of approximately $1.5 million. As of March 31, 2008, the Company’s marketable securities had a fair value and cost of approximately $6.3 million. During the first quarter of 2008, the Company realized gains on the sale of equity securities of $2.5 million which are included in Investment income, net in the Company’s Consolidated Statements of Operations.

The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. Based on this review, the Company has concluded none of the available-for-sale securities has experienced an other-than-temporary impairment during the first quarter of 2009. The Company will continue to review the investment for impairment on a quarterly basis.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2009 or 2008. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. SFAS 141R was adopted by the Company in the first quarter of 2009. The adoption of the statement did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s financial statements.

In April 2009, FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

In April 2008, FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

In November 2008, FASB issued Emerging Issues Task Force (“EITF”) Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2 and SFAS No. 124-2”). FSP SFAS No. 115-2 and SFAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS No. 115-2 and SFAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

In April 2009, FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

2. Line of Credit

In November 2008, the Company entered into a $75 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 1.75%. Interest payments are due monthly. The principal must be paid by the maturity date of November 2010, and may be prepaid without penalty. At March 31, 2009, the credit line had an outstanding principal balance of $34.8 million. At December 31, 2008, the credit line had an outstanding principal balance of $10.3 million.

3. Other Assets

In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes. The investment is included in Other assets, net on the Company’s Consolidated Balance Sheet.

4. Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Suites Realty Group (“ASRG”), to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2009 payments to ASRG for services under the terms of this contract have totaled $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No brokerage services were provided by ASRG in the first quarter of 2009.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the A8A advisory agreement during the three months ended March 31, 2009 and 2008 were $714 thousand and $641 thousand. These expenses are recorded in General and Administrative expense.

ASRG and A8A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

5. Shareholder’s Equity

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first quarter of 2009, approximately 662 thousand Units were issued under the plan representing approximately $7.3 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2009, the Company redeemed approximately 387 thousand Units in the amount of $4.0 million under the program. There were no redemptions in the first quarter of 2008.

6. Segments

The Company has two reportable segments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. Dollar amounts are in thousands.

	For the three months ended March 31, 2009
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$1,823	$35,137	$-	$36,960
Hotel operating expenses	3,351	25,033	-	28,384
General and administrative expense	-	-	1,062	1,062
Depreciation expense	1,311	6,554	-	7,865
Operating income/(loss)	(2,839)	3,550	(1,062)	(351)
Investment income, net	-	-	12	12
Interest (expense)/income	336	(1,729)	(150)	(1,543)
Net income/(loss)	$(2,503)	$1,821	$(1,200)	$(1,882)

Total assets	$119,651	$882,048	$4,026	$1,005,725

	For the three months ended March 31, 2008
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$2,841	$9,770	$-	$12,611
Hotel operating expenses	3,369	6,084	-	9,453
General and administrative expense	-	-	1,144	1,144
Depreciation expense	993	1,736	-	2,729
Operating income/(loss)	(1,521)	1,950	(1,144)	(715)
Investment income, net	-	-	6,258	6,258
Interest expense	-	(27)	-	(27)
Net income/(loss)	$(1,521)	$1,923	$5,114	$5,516

Total assets	$111,707	$317,143	$412,658	$841,508

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

Three months ended March 31, 2008

Hotel revenues	$40,468
Net income	2,865
Net income per share - basic and diluted	$0.03

The pro forma information reflects adjustments for actual revenues and expenses of the 45 hotels acquired during 2008 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income and expense have been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owners’ debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company’s basis in the hotels.

8. Subsequent Events

In April 2009, the Company declared and paid approximately $6.8 million in distributions to its common shareholders, or $0.073334 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $2.4 million were reinvested, resulting in the issuance of approximately 220,000 Units. Also in April 2009, the Board of Directors approved a reduction in the Company’s annual dividend distribution rate from $0.88 to $0.77 per common share, to begin with the dividend distribution scheduled for May 15, 2009. Based on the revised annual dividend distribution rate, the monthly common share dividend payment is expected to be $0.064167 per common share, effective in May 2009.

In April 2009, the Company redeemed 308,000 Units in the amount of $3.1 million under its Unit Redemption Program.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

Overview

Apple REIT Eight, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 51 properties as of March 31, 2009 and has a limited operating history with its first hotel acquired on November 9, 2007, was formed to invest in hotels, residential apartment communities and other real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective markets, in general, has met the Company’s expectations for the period owned. Due to the significant economic decline in the United States, overall results for the Company’s hotels and the hotel industry, in general, have been worse than expected. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and Market Yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

The following is a summary of the Company’s results:

	Three months ended March 31, 2009	Percent of Revenue	Three months ended March 31, 2008	Percent of Revenue
(in thousands, except statistical data)
Total revenues	$36,960	100%	$12,611	100%
Hotel direct expenses	24,369	66%	7,238	57%
Taxes, insurance and other expense	2,424	7%	709	6%
Land lease expense	1,591	4%	1,506	12%
General and administrative expense	1,062	3%	1,144	9%
Depreciation	7,865		2,729
Investment income, net	12		6,258
Interest expense	(1,543)		(27)

Number of hotels	51		23
Average Daily Rate (ADR)	$108		$115
Occupancy	60%		66%
RevPAR	$64		$75

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at March 31, 2009. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	131	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	200	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
					5,909	$950,745

With the exception of assumed mortgage loans in 2008 on 15 of its hotel properties, substantially all of the purchases were funded with proceeds of the Company’s best-efforts offering of Units which was completed in April 2008. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiaries under hotel lease agreements. The Company also used the proceeds of its offering to pay $19.0 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. No hotels have been purchased since December 2008, and there are no outstanding purchase contracts for additional hotels as of March 31, 2009.

Of the Company’s 51 hotels owned at March 31, 2009, six were purchased in 2007 and 45 were purchased in 2008, with 17 of these acquired during the first three months of 2008.

Results of Operations

During the period from the Company’s initial formation on January 22, 2007 to November 8, 2007, the company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company’s first property acquisition. As of March 31, 2009, the Company owned 51 hotels with 5,909 rooms. At March 31, 2008 the Company owned 23 hotels (17 of which were purchased during the first three months of 2008), with a total of 2,525 rooms.

Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. Due to a general decline in economic conditions throughout the United States, the financial results of the Company’s hotels did not meet expectations during the first quarter of 2009. The Company’s hotels’ performance as compared to other hotels within each individual market has met expectations for the period held. It is anticipated the properties’ financial performance will be below original expectations until general economic conditions improve. The Company will continue to aggressively pursue market opportunities to improve revenue and cost controls to improve results during and after the economic downturn.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended March 31, 2009 and 2008, the Company had total revenue of $37.0 million and $12.6 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $1.8 million or 5% of total revenue for the first quarter of 2009 and $2.8 million or 23% of total revenue for the first quarter of 2008.

For the three month period of 2009, the hotels achieved combined average occupancy of approximately 60%, ADR of $108 and RevPAR of $64. The New York hotel had average occupancy of 53%, ADR of $137 and RevPAR of $72. For the three months ended March 31, 2008, the hotels achieved combined average occupancy of approximately 66%, ADR of $115 and RevPAR of $75. The New York hotel had average occupancy of 59%, ADR of $213 and RevPAR of $126.

During the first quarter of 2009, the Company was in the process of completing its conversion of the New York hotel from an unbranded hotel to a Renaissance hotel. Consequently, the hotel had an average of 35 rooms out of service each night of the quarter and experienced other disruptions to its common areas. As a result of the conversion effort and declines in economic conditions, revenue at the hotel was unusually low for the quarter. The Company completed the conversion to a Renaissance in April 2009, and although there are certain additional renovation requirements to complete, the Company anticipates improvement in revenue over the remainder of the year, subject to general economic conditions in the United States and New York.

The revenue rates earned by the Company are consistent with industry and brand averages. As supply of hotel rooms in the markets the Company serves met demand, and general economic conditions weakened in late 2008, the Company’s revenues at some individual hotels has experienced declines from anticipated results. The Company expects this trend to continue for the remainder of 2009. As a result, the Company expects declines in occupancy levels, ADR and RevPAR for the next several quarters, versus comparable periods in 2008. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 10-15% declines in RevPAR in 2009 as compared to 2008 rates.

Expenses

For the three months ended March 31, 2009, hotel direct expenses of the Company’s hotels totaled $24.4 million or 66% of total revenue (the New York hotel had direct expenses of $1.7 million or 96% of its total revenue for the quarter). For the three months ended March 31, 2008, hotel direct expenses were $7.2 million or 57% of total revenue (the New York hotel had direct expenses of $1.7 million or 58% of its total revenue). Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Operating expenses were negatively impacted by start up costs of approximately $123 thousand for two new hotels. The Company is aggressively working with its managers to reduce operating costs of its hotels where possible; however, it is not anticipated that cost reductions will offset revenue decline in the short term.

Taxes, insurance, and other expense for the three months ended March 31, 2009 and 2008 totaled $2.4 million or 7% of total revenues and $0.7 million or 6% of total revenues (of which approximately $133 thousand and $180 thousand related to the New York hotel).

Land lease expense was $1.6 million and $1.5 million for the three months ended March 31, 2009 and 2008. This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the New York hotel was $1.5 million for the first quarter of 2009 and $1.4 million for the first quarter of 2008.

General and administrative expense for the three months ended March 31, 2009 and 2008 was $1.1 million in both periods. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense was $7.9 million for the first quarter of 2009 and $2.7 million for the first quarter of 2008. These expenses include $1.3 million and $1.0 million for the New York hotel. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

For the three months ended March 31, 2009, the Company recognized investment income of $12 thousand. For the same period in 2008, the Company had investment income of $6.3 million. In the first quarter of 2008, the Company acquired and sold equity securities in several publicly traded Real Estate Investment Trusts, resulting in realized gains and other investment income of $2.8 million. Additionally, the Company recognized interest income of $3.5 million for the same period of 2008 from excess cash invested in short term money market instruments and certificates of deposit.

Interest expense for the first quarter of 2009 was $1.5 million. Interest expense includes $2.1 million of interest expense on 15 mortgages assumed in 2008 and the Company’s line of credit, offset by capitalized interest of $571 thousand, related to the renovation of eight hotel properties. In the first quarter of 2008, the Company only had one mortgage loan and interest expense was $27 thousand. No interest was capitalized in the first quarter of 2008.

Liquidity and Capital Resources

In November 2008, the Company entered into a $75.0 million revolving line of credit which expires in November 2010. The line of credit was obtained to meet short-term cash needs as the Company plans on completing approximately 12 renovations in 2009 and newly opened properties will have a period of ramp up to normal operating status. During the first quarter, eight of the planned renovations were in progress. With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at March 31, 2009. The outstanding balance on the line of credit was $34.8 million at March 31, 2009. The Company anticipates that cash flow from operations and the revolving line of credit will be adequate to meet its anticipated liquidity requirements, including anticipated distributions to shareholders, capital expenditures and debt service.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first three months of 2009 totaled $20.3 million and were paid monthly at a rate of $0.073334 per common share, and included a return of capital. For the same period the Company’s cash generated from operations was approximately $6.2 million. In consideration of the weakness in economic conditions throughout the United States and its impact on the Company, in April 2009, the Company’s Board of Directors approved a reduction in the annual distribution rate from $0.88 to $0.77 per common share. The reduction of the dividend will be effective for the planned May 15, 2009 distribution. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the new monthly rate of $0.064167 per common share.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of March 31, 2009, the Company held $10.1 million in reserve for capital expenditures.

Additionally, the Company completed the conversion of the hotel in New York to a Renaissance franchised hotel in April 2009. Through March 31, 2009, the Company had spent over $13 million on the conversion and anticipates another $4 million in the second quarter of 2009 to complete the project. The Company also has 11 other major renovations scheduled for 2009, with seven of these renovations in process during the first quarter of 2009. Total capital expenditures in the first quarter of 2009 for all renovations and items recurring in nature were $7 million. Total capital expenditures for 2009 are anticipated to be approximately $30 million.

In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes. The investment is included in Other assets, net on the Company’s Consolidated Balance Sheet.

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first quarter of 2009, approximately 662 thousand Units were issued under the plan representing approximately $7.3 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2009, the Company redeemed approximately 387 thousand Units in the amount of $4.0 million under the program. There were no redemptions in the first quarter of 2008.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with ASRG to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2009 payments to ASRG for services under the terms of this contract have totaled $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No brokerage services were provided by ASRG in the first quarter of 2009.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the A8A advisory agreement during the three months ended March 31, 2009 and 2008 were $714 thousand and $641 thousand. These expenses are recorded in General and Administrative expense.

ASRG and A8A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes. The investment is included in Other assets, net on the Company’s Consolidated Balance Sheet.

Subsequent Events

In April 2009, the Company declared and paid approximately $6.8 million in distributions to its common shareholders, or $0.073334 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $2.4 million were reinvested, resulting in the issuance of approximately 220,000 Units. Also in April 2009, the Board of Directors approved a reduction in the Company’s annual dividend distribution rate from $0.88 to $0.77 per common share, to begin with the dividend distribution scheduled for May 15, 2009. Based on the revised annual dividend distribution rate, the monthly common share dividend payment is expected to be $0.064167 per common share, effective in May 2009.

In April 2009, the Company redeemed 308,000 Units in the amount of $3.1 million under its Unit Redemption Program.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations (“SFAS 141R”). This statement revises Statement 141, Business Combinations, by requiring an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This method replaces the cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. A significant change included in SFAS 141R is the requirement that costs incurred to effect an acquisition, as well as restructuring costs resulting from an acquisition, must be accounted for separately as expenses. These costs were previously capitalized as part of the cost of the acquisition. Another significant change is the requirement that pre-acquisition contingencies be recognized at fair value as of the date of acquisition if it is more likely than not that they will meet the definition of an asset or liability. SFAS 141R was adopted by the Company in the first quarter of 2009. The adoption of the statement did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position (“FSP”) FAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date of the statement related to those items not covered by the deferral (all financial assets and liabilities or nonfinancial assets and liabilities recorded at fair value on a recurring basis) is for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s financial statements.

In April 2009, FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

In April 2008, FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

In November 2008, FASB issued Emerging Issues Task Force (“EITF”) Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, FASB issued FSP SFAS No. 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2 and SFAS No. 124-2”). FSP SFAS No. 115-2 and SFAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS No. 115-2 and SFAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

In April 2009, FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position is not anticipated to have a material impact on the Company’s results of operations or financial position.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As March 31, 2009, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk or commodity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its line of credit and due to its variable interest rate mortgage on its Columbia, South Carolina hotel. The Company had an outstanding balance of $34.8 million on its $75 million line of credit at March 31, 2009, and to the extent it utilizes the line of credit, the Company will be exposed to changes in short-term interest rates. The outstanding balance of the Company’s variable rate mortgage was $11.4 million at March 31, 2009. Based on these outstanding balances at March 31, 2009, every 100 basis point change in interest rates will impact the Company’s annual net income by $0.5 million, all other factors remaining the same. The Company’s cash balance at March 31, 2009 was $0.

As of March 31, 2009, the Company was exposed to market risk due to equity price risk. At March 31, 2009, the Company owned marketable equity securities, classified as available-for-sale, with a carrying value of $1.1 million and a market value of $1.5 million, resulting in an unrealized gain of $0.4 million in the first three months of 2009. These equity securities were comprised of one publicly traded Real Estate Investment Trust. There is no assurance that future declines in values will not have an adverse impact on the Company’s future results of operations.

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

PART II.     OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The following is a summary of redemptions during the first quarter of 2009.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
	Total Number of Units Purchased
		Average Price Paid per Unit
Period
January 2009	387,499	$10.36	489,490	(1)

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

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 4, 2009
Glade M. Knight, Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 4, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)