Form 10-Q
period 2009-06-30
Apple REIT Eight, Inc.
filed 2009-08-07
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Number of registrant’s common shares outstanding as of August 1, 2009: 92,947,733

Apple REIT Eight, Inc.
FORM 10-Q
INDEX

		Page Number

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – June 30, 2009 and December 31, 2008	3
	Consolidated Statements of Operations and Comprehensive Income – Three and six months ended June 30, 2009 and 2008	4
	Consolidated Statements of Cash Flows – Six months ended June 30, 2009 and 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	25

Signatures		26

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

Apple REIT Eight, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2009	December 31, 2008

ASSETS
Investment in hotels, net of accumulated depreciation of $38,352 and $22,377	$979,820	$982,886
Cash and cash equivalents	-	-
Restricted cash-furniture, fixtures and other escrows	12,141	10,720
Due from third party managers, net	8,109	3,942
Other assets, net	8,489	5,500
TOTAL ASSETS	$1,008,559	$1,003,048

LIABILITIES
Accounts payable and accrued expenses	$11,498	$10,126
Intangible liabilities, net	11,513	11,914
Notes payable	172,365	138,704
TOTAL LIABILITIES	195,376	160,744

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	-	-
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,048,703 and 92,478,078 shares	-	-
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,048,703 and 92,478,078 shares	920,359	913,459
Distributions greater than net income	(108,777)	(71,179)
Accumulated other comprehensive income	1,577	-
TOTAL SHAREHOLDERS' EQUITY	813,183	842,304
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,008,559	$1,003,048

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Revenues:
Room revenue	$42,340	$30,253	$76,519	$41,884
Other revenue	3,196	1,966	5,977	2,946
Total revenue	45,536	32,219	82,496	44,830

Expenses:
Operating expense	11,752	7,685	22,196	11,086
Hotel administrative expense	4,164	2,525	8,146	3,578
Sales and marketing	3,306	1,906	6,332	2,643
Utilities	1,814	1,112	3,784	1,727
Repair and maintenance	2,248	1,495	4,367	2,111
Franchise fees	1,873	1,234	3,374	1,687
Management fees	1,596	1,114	2,923	1,477
Taxes, insurance and other	2,595	1,419	5,019	2,128
Land lease expense	1,590	1,585	3,181	3,091
General and administrative	1,298	1,271	2,360	2,415
Depreciation expense	8,110	4,913	15,975	7,642
Total expenses	40,346	26,259	77,657	39,585

Operating income	5,190	5,960	4,839	5,245

Investment income, net	5	2,053	17	8,311
Interest expense	(1,867)	(715)	(3,410)	(742)

Net income	$3,328	$7,298	$1,446	$12,814

Unrealized gain/(loss) on investments	1,206	(2,337)	1,577	(2,337)

Comprehensive income	$4,534	$4,961	$3,023	$10,477

Basic and diluted net income per common share	$0.04	$0.08	$0.02	$0.16

Weighted average common shares outstanding - basic and diluted	92,825	89,814	92,663	82,605

Distributions declared and paid per common share	$0.20	$0.22	$0.42	$0.44

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30, 2009	Six months ended June 30, 2008

Cash flow from operating activities:
Net income	$1,446	$12,814
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,975	7,642
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	(199)	(313)
Net realized gain on sale of investments	-	(2,545)
Changes in operating assets and liabilities:
Decrease/(increase) in other assets	1,349	(961)
Increase in funds due from third party managers	(4,167)	(7,436)
Increase in accounts payable and accrued expenses	3,737	2,926
Net cash provided by operating activities	18,141	12,127

Cash flow used in investing activities:
Increase in capital improvement reserves	(1,112)	(448)
Cash paid for the acquisition of hotel properties	-	(617,961)
Deposits and other disbursements for the potential acquisition of hotel properties	-	(2,399)
Purchase of investments in equity securities - available for sale	-	(30,562)
Proceeds from sale of equity securities - available for sale	-	22,692
Investment in other assets	(3,240)	-
Capital improvements	(15,274)	(1,100)
Net cash used in investing activities	(19,626)	(629,778)

Cash flow from financing activities:
Net proceeds related to issuance of common stock	13,931	221,142
Redemptions of common stock	(7,149)	-
Cash distributions paid to common shareholders	(39,044)	(35,992)
Net proceeds from line of credit	34,780	-
Payments of notes payable	(1,033)	(146)
Deferred financing costs	-	(1,363)
Net cash provided by financing activities	1,485	183,641

Net decrease in cash and cash equivalents	-	(434,010)

Cash and cash equivalents, beginning of period	-	562,009

Cash and cash equivalents, end of period	$-	$127,999

Non-cash transactions:
Notes payable assumed in acquisitions	$-	$96,395
Intangible liabilities assumed in acquisition	$-	$10,242

See notes to consolidated financial statements.

Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

APPLE REIT EIGHT, INC.

Notes to Consolidated Financial Statements

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2008 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the period ending December 31, 2009.

Organization

Apple REIT Eight, Inc. (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock, were purchased by Apple Eight Advisors, Inc. (“A8A”), owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and 240,000 Series B convertible shares were also purchased individually by Glade M. Knight. The Company began operations on November 9, 2007 when it acquired its first hotels. The Company’s fiscal year end is December 31. As of June 30, 2009, the Company owned 51 hotels. 45 of the hotels were acquired in 2008 and six in late 2007. The Company has no foreign operations or assets and its operating structure includes two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Equity Securities

In 2008, the Company purchased equity securities that are classified as available-for-sale, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are included in Other assets, net in the Company’s Consolidated Balance Sheets at fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss. Under Financial Accounting Standards Board Statement No. 157 the investments are classified as Level 1 as the fair value is determined based on quoted prices of identical investments. Realized gains and losses on the sale of investments, as well as declines in value of a security considered to be other than temporary, are recognized in operations on the specific identification basis. As of June 30, 2009, the Company owned marketable securities with a cost of $1.1 million and a fair value of approximately $2.7 million. As of June 30, 2008, the Company’s marketable securities had a cost of $10.4 million and a fair value of approximately $8.1 million. During the first six months of 2008, the Company realized gains on the sale of equity securities of $2.5 million which are included in Investment income, net in the Company’s Consolidated Statements of Operations.

The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred. Based on this review, the Company has concluded none of the available-for-sale securities has experienced an other-than-temporary impairment during the first six months of 2009. The Company will continue to review the investment for impairment on a quarterly basis.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the six months ended June 30, 2009 or 2008. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. In February 2008, the FASB released FASB Staff Position SFAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for all nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

In November 2008, the FASB issued Emerging Issue Task Force Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP) and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-SEC accounting literature not included in the Codification is nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. While the Codification does not change GAAP, it introduces a new structure—one that is organized in an easily accessible, user-friendly online research system. The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

2. Line of Credit

In November 2008, the Company entered into a $75 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate) plus 1.75%. Interest payments are due monthly. The principal must be paid by the maturity date of November 2010, and may be prepaid without penalty. At June 30, 2009, the credit line had an outstanding principal balance of $45.0 million. At December 31, 2008, the credit line had an outstanding principal balance of $10.3 million.

3. Fair Value of Financial Instruments

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2009, the carrying value and estimated fair value of the Company’s debt was $172.4 million and $173.5. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $138.7 million and $148.4 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

4. Other Assets

In January 2009, the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), for $3.2 million in cash. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes. The investment is included in Other assets, net in the Company’s Consolidated Balance Sheet.

5. Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Suites Realty Group (“ASRG”), to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2009 payments to ASRG for services under the terms of this contract have totaled $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No brokerage services were provided by ASRG in the first quarter of 2009.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the A8A advisory agreement during the six months ended June 30, 2009 and 2008 were $1.4 million and $1.3 million. These expenses are recorded in General and Administrative expense.

ASRG and A8A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

6. Shareholder’s Equity

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first six months of 2009, approximately 1.3 million Units were issued under the plan representing approximately $13.9 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2009, the Company redeemed approximately 696 thousand Units in the amount of $7.1 million under the program.

7. Segments

The Company has two reportable segments (the New York hotel and all other hotels). The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. Dollar amounts are in thousands.

	For the three months ended June 30, 2009
	New York, New York Hotel
		All Other Hotels
			Corporate	Consolidated
Total revenue	$3 ,149	$42,387	$-	$45,536
Hotel operating expenses	3 ,768	27,170	-	30,938
General and administrative expense	-	-	1,298	1,298
Depreciation expense	1,432	6,678	-	8,110
Operating income/(loss)	(2,051)	8,539	(1,298)	5,190
Investment income, net	-	-	5	5
Interest (expense)/income	305	(1,944)	(228)	(1,867)
Net income/(loss)	$(1,746)	$6,595	$(1,521)	$3,328

Total assets	$122,412	$880,358	$5,789	$1,008,559

	For the six months ended June 30, 2009
	New York, New York Hotel
		All Other Hotels
			Corporate	Consolidated
Total revenue	$4,972	$77,524	$-	$82,496
Hotel operating expenses	7,119	52,203	-	59,322
General and administrative expense	-	-	2,360	2,360
Depreciation expense	2,743	13,232	-	15,975
Operating income/(loss)	(4,890)	12,089	(2,360)	4,839
Investment income, net	-	-	17	17
Interest (expense)/income	641	(3,673)	(378)	(3,410)
Net income/(loss)	$(4,249)	$8,416	$(2,721)	$1,446

Total assets	$122,412	$880,358	$5,789	$1,008,559

	For the three months ended June 30, 2008
	New York, New York Hotel
		All Other Hotels
			Corporate	Consolidated
Total revenue	$4 ,642	$27,577	$-	$32,219
Hotel operating expenses	4,093	15,982	-	20,075
General and administrative expense	-	-	1,271	1,271
Depreciation expense	1,006	3,907	-	4 ,913
Operating income/(loss)	(457)	7,688	(1,271)	5,960
Investment income, net	-	-	2,053	2,053
Interest (expense)/income		(715)	-	(715)
Net income/(loss)	$(457)	$6,973	$782	$7,298

Total assets	$112,057	$723,735	$141,329	$977,121

	For the six months ended June 30, 2008
	New York, New York Hotel
		All Other Hotels
			Corporate	Consolidated
Total revenue	$7,482	$37,348	$-	$44,830
Hotel operating expenses	7,462	22,066	-	29,528
General and administrative expense	-	-	2,415	2,415
Depreciation expense	1,999	5,643	-	7,642
Operating income/(loss)	(1,979)	9,639	(2,415)	5,245
Investment income, net	-	-	8,311	8,311
Interest (expense)/income	-	(742)	-	(742)
Net income/(loss)	$(1,979)	$8,897	$5,896	$12,814

Total assets	$112 ,057	$723,735	$141,329	$977,121

8. Pro Forma Information (unaudited)

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

	Three months ended June 30, 2008	Six months ended June 30, 2008

Hotel revenues	$49,980	$90,448
Net income	$13,028	$15,893
Net income per share - basic and diluted	$0.15	$0.18

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

9. Subsequent Events

The Company has disclosed the following subsequent events in accordance with SFAS 165. Subsequent events have been evaluated through August 7, 2009, the date these financial statements were filed with the Securities and Exchange Commission.

In July 2009, the Company declared and paid approximately $6.0 million in distributions to its common shareholders, or $0.064167 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of approximately 193,000 Units.

In July 2009, the Company redeemed 293,000 Units in the amount of $3.0 million under its Unit Redemption Program.

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

Overview

Apple REIT Eight, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 51 properties as of June 30, 2009 and has a limited operating history with its first hotel acquired on November 9, 2007, was formed to invest in hotels, residential apartment communities and other real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective markets, in general, has met the Company’s expectations for the period owned. Due to the significant economic decline in the United States, overall results for the Company’s hotels and the hotel industry, in general, have been worse than expected. Although there is no way to predict general economic conditions, the Company anticipates revenue and income declines for comparable hotels for the remainder of 2009 as compared to the same periods in 2008. The Company is working with its management companies to reduce costs to offset revenue declines as much as possible. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and Market Yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

The following is a summary of the Company’s results:

	Three months ended				Six months ended
(in thousands, except statistical data)	6/30/09	Percent of Revenue	6/30/08	Percent of Revenue	6/30/09	Percent of Revenue	6/30/08	Percent of Revenue
Total revenues	$45,536	100%	$32,219	100%	$82,496	100%	$44,830	100%
Hotel direct expenses	26,753	59%	17,071	53%	51,122	62%	24,309	54%
Taxes, insurance and other expense	2,595	6%	1,419	4%	5,019	6%	2,128	5%
Land lease expense	1,590	3%	1,585	5%	3,181	4%	3,091	7%
General and administrative expense	1,298	3%	1,271	4%	2,360	3%	2,415	5%
Depreciation	8,110		4,913		15,975		7,642
Investment income, net	5		2,053		17		8,311
Interest expense	(1,867)		(715)		(3,410)		(742)

Number of hotels	51		42		51		42
Average Daily Rate (ADR)	$111		$122		$110		$120
Occupancy	70%		77%		65%		73%
RevPAR	$78		$94		$71		$88

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at June 30, 2009. All dollar amounts are in thousands

						Gross Purchase Price
				Date Acquired
Location	State	Brand	Manager		Rooms
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50 ,500
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28 ,750
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Sanford	FL	Spring Hill Suites	LBA	3/14/2008	105	11,150
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	Spring Hill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Wichita	KS	Courtyard	Intermountain	6/1/2008	90	8,874
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	131	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Greensboro	NC	Spring Hill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	200	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
					5,909	$950,745

With the exception of assumed mortgage loans in 2008 on 15 of its hotel properties, substantially all of the purchases were funded with proceeds of the Company’s best-efforts offering of Units which was completed in April 2008. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiaries under hotel lease agreements. The Company also used the proceeds of its offering to pay $19.0 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. No hotels have been purchased since December 2008, and there are no outstanding purchase contracts for additional hotels as of June 30, 2009.

Of the Company’s 51 hotels owned at June 30, 2009, six were purchased in 2007 and 45 were purchased in 2008, with 36 of these acquired during the first six months of 2008.

Results of Operations

During the period from the Company’s initial formation on January 22, 2007 to November 8, 2007, the company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company’s first property acquisition. As of June 30, 2009, the Company owned 51 hotels with 5,909 rooms. At June 30, 2008 the Company owned 42 hotels (36 of which were purchased during the first six months of 2008), with a total of 4,793 rooms. As a result of this activity, a comparison of operations for the three and six month periods ended June 30, 2009 is not representative of the results that would have occurred if all hotels had been owned for the entire periods presented.

Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States. Due to a general decline in economic conditions throughout the United States, the financial results of the Company’s hotels did not meet expectations during the first six months of 2009. The Company’s hotels’ performance as compared to other hotels within each individual market has met expectations for the period held. It is anticipated the properties’ financial performance will be below original expectations until general economic conditions improve. The Company will continue to aggressively pursue market opportunities to improve revenue and cost controls to improve results during and after the economic downturn.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended June 30, 2009 and 2008, the Company had total revenue of $45.5 million and $32.2 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $3.1 million or 7% of total revenue for the second quarter of 2009 and $4.6 million or 14% of total revenue for the second quarter of 2008.

For the three months ended June 30, 2009, the hotels achieved combined average occupancy of approximately 70%, ADR of $111 and RevPAR of $78. The New York hotel had average occupancy of 70%, ADR of $196 and RevPAR of $137. For the three months ended June 30, 2008, the hotels achieved combined average occupancy of approximately 77%, ADR of $122 and RevPAR of $94. For the same period, the New York hotel had average occupancy of 83%, ADR of $261 and RevPAR of $215.

For the six months ended June 30, 2009 and 2008, the Company had total revenue of $82.5 million and $44.8 million. Revenue for the New York hotel was $5.0 million for the first six months of 2009 and $7.5 million for the first six months of 2008. For the six months ended June 30, 2009, the hotels achieved combined average occupancy of approximately 65%, ADR of $110 and RevPAR of $71. The New York hotel had average occupancy of 61%, ADR of $170 and RevPAR of $105. For the six months ended June 30, 2008, the hotels achieved combined average occupancy of approximately 73%, ADR of $120 and RevPAR of $88. For the same period, the New York hotel had average occupancy of 71%, ADR of $241 and RevPAR of $172.

The revenue rates earned by the Company are consistent with industry and brand averages. As supply of hotel rooms in the markets the Company serves met demand, and general economic conditions weakened in late 2008, the Company’s revenues at some individual hotels have experienced declines from anticipated results. The Company expects this trend to continue for the remainder of 2009. As a result, the Company expects declines in occupancy levels, ADR and RevPAR for the next several quarters, versus comparable periods in 2008. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 15-20% declines in RevPAR in 2009 as compared to 2008 rates. With the overall economic declines, the Company continues to focus on improving market share. The Company’s properties overall lead their respective markets with an Average RevPAR Index (a comparison of a property’s RevPAR to the market average) of 125 year-to-date, a 5% increase from 2008.

During the first six months of 2009, the Company was in the process of completing its conversion of the New York hotel from an unbranded hotel to a Renaissance hotel. Consequently, the hotel had an average of 32 rooms out of service each night for the first half of the year and experienced other disruptions to its common areas. As a result of the conversion effort and declines in economic conditions, revenue at the hotel was unusually low for the six months ended June 30, 2009. The Company completed the conversion to a Renaissance in late April 2009, and although there are certain additional renovation requirements to complete, the Company anticipates improvement in revenue over the remainder of the year, subject to general economic conditions in the United States and New York. The RevPAR Index for the New York hotel is 66 for the six months ending June 30, 2009. The Company is aggressively working with Marriott management to increase the RevPAR Index and believes there is opportunity to improve the RevPAR Index above 100.

Expenses

For the three months ended June 30, 2009 and 2008, hotel direct expenses of the Company’s hotels totaled $26.8 million or 59% of total revenue (the New York hotel had direct expenses of $2.3 million or 72% of its total revenue for the quarter) and $17.1 million or 53% of total revenue (the New York hotel had direct expenses of $2.4 million or 52% of its total revenue for the quarter).

For the six months ended June 30, 2009, hotel direct expenses were $51.1 million or 62% of total revenue (the New York hotel had direct expenses of $4.0 million or 80% of its total revenue). For the six months ended June 30, 2008, hotel direct expenses were $24.3 million or 54% of total revenue (the New York hotel had direct expenses of $4.2 million or 56% of its revenue for this period). Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

Operating expenses as a percentage of revenue have been negatively impacted by the ramp up of several hotels that opened in the second half of 2008 and by renovations in 2009. The Company has had approximately 17,000 room nights out of service due to renovations in 2009. The Company has been successful in reducing certain labor costs, food and supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. While the Company continues to aggressively work with its managers to reduce operating costs of its hotels where possible, it is not anticipated that cost reductions will offset revenue decline in the short term.

Taxes, insurance, and other expense for the three months ended June 30, 2009 and 2008 totaled $2.6 million, or 6% of total revenues, and $1.4 million, or 4% of total revenues (of which approximately $77 thousand and $164 thousand related to the New York hotel). For the six months ended June 30, 2009 and 2008, taxes, insurance, and other expense totaled $5.0 million, or 6% of total revenues, and $2.1 million, or 5% of total revenues (of which approximately $210 thousand and $344 thousand related to the New York hotel).

Land lease expense was $1.6 million for both three months ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, land lease expense was $3.2 million and $3.1 million. This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the New York hotel was $1.5 million for both the second quarter of 2009 and 2008 and $2.9 million for the first six months of both 2009 and 2008.

General and administrative expense for the three months ended June 30, 2009 and 2008 was $1.3 million in both periods. The expense for the six months in both periods was $2.4 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense was $8.1 million for the second quarter of 2009 and $4.9 million for the second quarter of 2008. These expenses include $1.4 million and $1.0 million for the New York hotel. For the first six months of 2009 and 2008, depreciation expense was $16.0 million and $7.6 million. These expenses include $2.7 million and $2.0 million for the New York hotel. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

For the six months ended June 30, 2009, the Company recognized investment income of $17 thousand. For the same period in 2008, the Company had investment income of $8.3 million. In the first six months of 2008, the Company acquired and sold equity securities in several publicly traded Real Estate Investment Trusts, resulting in realized gains and other investment income of $3.0 million. Additionally, the Company recognized interest income of $5.3 million for the same period of 2008 from excess cash invested in short term money market instruments and certificates of deposit.

Interest expense for the second quarter and six months ended June 30, 2009 was $1.9 million and $3.4 million. Interest expense for the quarter includes $2.2 million of interest expense on 15 mortgages assumed in 2008 and the Company’s line of credit, offset by capitalized interest of $376 thousand, related to the renovation of three hotel properties. Interest for the six month period includes $4.3 million of interest on the 15 mortgages and the line of credit, offset by capitalized interest of $947 thousand related to the renovation of eight hotel properties. Interest expense for the same periods in 2008 was for interest expense on 11 mortgages, $715 thousand for the quarter ended June 30, 2008, and $742 thousand for the six months ended June 30, 2008. No interest was capitalized in the first six months of 2008.

Liquidity and Capital Resources

In November 2008, the Company entered into a $75.0 million revolving line of credit which expires in November 2010. The line of credit was obtained to meet short-term cash needs as the Company plans on completing approximately 12 renovations in 2009, and newly opened properties will have a period of ramp up to normal operating status. During the first six months of the year, eight of the planned renovations were in progress. With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at June 30, 2009. The outstanding balance on the line of credit was $45.0 million at June 30, 2009. The Company anticipates that cash flow from operations and the revolving line of credit will be adequate to meet its anticipated liquidity requirements, including anticipated distributions to shareholders, capital expenditures and debt service.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first six months of 2009 totaled $39.0 million, included a return of capital, and were paid monthly at a rate of $0.073334 per common share for the first four months of the year, and were subsequently reduced to a monthly rate of $0.064167 per common share. For the same period the Company’s cash generated from operations was approximately $18.1 million. The reduction in the distribution rate came as a result of the weakness in economic conditions throughout the United States and its impact on the Company. In April 2009, the Company’s Board of Directors approved the reduction in the annual distribution rate from $0.88 to $0.77 per common share. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the new monthly rate of $0.064167 per common share.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of June 30, 2009, the Company held $10.6 million in reserve for capital expenditures.

Additionally, the Company completed the conversion of the hotel in New York to a Renaissance franchised hotel in April 2009. Through June 30, 2009, the Company had spent approximately $16 million on the conversion and anticipates another $1 million in the third quarter of 2009 to complete the project. The Company also has 11 other major renovations scheduled for 2009, with seven of these renovations in process during the first half of 2009. Total capital expenditures in the first six months of 2009 for all renovations and items recurring in nature were $12.9 million. Total capital expenditures for 2009 are anticipated to be approximately $30 million.

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

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first six months of 2009, approximately 1.3 million Units were issued under the plan representing approximately $13.9 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2009, the Company redeemed approximately 696 thousand Units in the amount of $7.1 million under the program.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Suites Realty Group (“ASRG”), to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2009 payments to ASRG for services under the terms of this contract have totaled $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No brokerage services were provided by ASRG in the first quarter of 2009.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Advisory fees and other reimbursable expenses incurred by the Company under the A8A advisory agreement during the six months ended June 30, 2009 and 2008 were $1.4 million and $1.3 million. These expenses are recorded in General and Administrative expense.

ASRG and A8A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

Subsequent Events

In July 2009, the Company declared and paid approximately $6.0 million in distributions to its common shareholders, or $0.064167 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $2.1 million were reinvested, resulting in the issuance of approximately 193,000 Units.

In July 2009, the Company redeemed 293,000 Units in the amount of $3.0 million under its Unit Redemption Program.

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

In February 2008, the FASB released FASB Staff Position SFAS 157-2 – Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 for all nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 was effective for the Company beginning January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 was effective for the Company beginning January 1, 2009. The Company does not currently have any instruments that qualify within the scope of SFAS 133, and therefore the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP SFAS No. 141(R) -1”). FSP SFAS No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP SFAS No. 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with SFAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 141(R)-1 did not have a material impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS No. 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS No. 142-3 did not have a material impact on the Company’s results of operations or financial position.

In November 2008, the FASB issued Emerging Issue Task Force Issue 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The intent of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations related to equity method investments as modified by the provisions of SFAS No. 141(R) and SFAS No. 160. EITF 08-6 was adopted by the Company in the first quarter of 2009. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP SFAS No. 107-1 and APB Opinion No. 28-1 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP SFAS No. 157-4 was adopted by the Company in the second quarter of 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 will be applied prospectively and will be effective for interim and annual reporting periods ending after November 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP) and supersedes all existing non-Securities and Exchange Commission (SEC) accounting and reporting standards. All other non-SEC accounting literature not included in the Codification is nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. While the Codification does not change GAAP, it introduces a new structure—one that is organized in an easily accessible, user-friendly online research system. The FASB expects that the new system will reduce the amount of time and effort required to research an accounting issue, mitigate the risk of noncompliance with standards through improved usability of the literature, provide accurate information with real-time updates as new standards are released, and assist the FASB with the research efforts required during the standard-setting process. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2009, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk or commodity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its line of credit and due to its variable interest rate mortgage on its Columbia, South Carolina hotel. The Company had an outstanding balance of $45.0 million on its $75 million line of credit at June 30, 2009, and to the extent it utilizes the line of credit, the Company will be exposed to changes in short-term interest rates. The outstanding balance of the Company’s variable rate mortgage was $11.3 million at June 30, 2009. Based on these outstanding balances at June 30, 2009, every 100 basis point change in interest rates will impact the Company’s annual net income by $0.6 million, all other factors remaining the same. The Company’s cash balance at June 30, 2009 was $0.

As of June 30, 2009, the Company was exposed to market risk due to equity price risk. At June 30, 2009, the Company owned marketable equity securities, classified as available-for-sale, with a carrying value of $1.1 million and a market value of $2.7 million, resulting in an unrealized gain of $1.6 million in the first six months of 2009. These equity securities were comprised of one publicly traded Real Estate Investment Trust. There is no assurance that future declines in values will not have an adverse impact on the Company’s future results of operations.

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

PART II.              OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The following is a summary of redemptions during the second quarter of 2009.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
	Total Number of Units Purchased
		Average Price Paid per Unit
Period
April 2009	308,017	$ 10.17	797,507	(1)

(1)

The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 14, 2009, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors. The nominees to the Company’s Board of Directors were Michael S. Waters and Robert M. Wily, who were current directors of the Company. Mr. Waters and Mr. Wily were nominated for additional three-year terms on the Board of Directors. The election was uncontested, and the nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 92,732,646. The voting results were as follows:

Nominee	Votes For	Votes Withheld/against
Michael S. Waters	92,217,787	514,859
Robert M. Wily	92,227,139	505,507

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Glenn W. Bunting and Kent W. Colton.

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

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: August 7, 2009
Glade M. Knight, Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 7, 2009
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)