Form 10-Q
period 2009-09-30
Apple REIT Eight, Inc.
filed 2009-11-04
CIK 1387361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of registrant’s common shares outstanding as of November 1, 2009: 93,249,112

Apple REIT Eight, Inc.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets — September 30, 2009 and December 31, 2008	3
	Consolidated Statements of Operations and Comprehensive Income — Three and nine months ended September 30, 2009 and 2008	4
	Consolidated Statements of Cash Flows — Nine months ended September 30, 2009 and 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	23

Signatures		24

This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites®  by Marriott, Fairfield Inn® by Marriott, Residence Inn® by Marriott, Courtyard® by Marriott and Renaissance® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Apple REIT Eight, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Investment in hotels, net of accumulated depreciation of $46,704 and $22,377	$978,143	$982,886
Cash and cash equivalents	—	—
Restricted cash-furniture, fixtures and other escrows	12,163	10,720
Due from third party managers, net	7,144	3,942
Other assets, net	8,305	5,500
TOTAL ASSETS	$1,005,755	$1,003,048

LIABILITIES
Accounts payable and accrued expenses	$14,535	$10,126
Intangible liabilities, net	11,313	11,914
Notes payable	176,157	138,704
TOTAL LIABILITIES	202,005	160,744

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,337,402 and 92,478,078 shares	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,337,402 and 92,478,078 shares	923,718	913,459
Distributions greater than net income	(122,187)	(71,179)
Accumulated other comprehensive income	2,195	—
TOTAL SHAREHOLDERS’ EQUITY	803,750	842,304
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,005,755	$1,003,048

See notes to consolidated financial statements.

Note:  The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Room revenue	$44,953	$46,011	$121,472	$87,895
Other revenue	3,396	3,107	9,373	6,053
Total revenue	48,349	49,118	130,845	93,948

Expenses:
Operating expense	12,591	11,987	34,787	23,073
Hotel administrative expense	4,064	3,738	12,210	7,316
Sales and marketing	3,367	3,050	9,699	5,693
Utilities	2,274	2,153	6,058	3,880
Repair and maintenance	2,412	2,228	6,779	4,339
Franchise fees	1,974	1,966	5,348	3,653
Management fees	1,729	1,944	4,652	3,421
Taxes, insurance and other	2,596	2,372	7,615	4,500
Land lease expense	1,596	1,583	4,777	4,674
General and administrative	1,033	1,023	3,393	3,438
Depreciation expense	8,355	6,825	24,330	14,467
Total expenses	41,991	38,869	119,648	78,454

Operating income	6,358	10,249	11,197	15,494

Investment income, net	16	963	33	9,274
Interest expense	(1,873)	(1,752)	(5,283)	(2,494)

Net income	$4,501	$9,460	$5,947	$22,274

Unrealized gain/(loss) on investments	618	(1,136)	2,195	(3,473)

Comprehensive income	$5,119	$8,324	$8,142	$18,801

Basic and diluted net income per common share	$0.05	$0.10	$0.06	$0.26

Weighted average common shares outstanding - basic and diluted	93,105	91,604	92,812	85,627

Distributions declared and paid per common share	$0.19	$0.22	$0.61	$0.66

See notes to consolidated financial statements.

Note:  The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months	Nine months
	ended	ended
	September 30, 2009	September 30, 2008

Cash flow from operating activities:
Net income	$5,947	$22,274
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24,330	14,467
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	(461)	(490)
Net realized gain on sale of investments	—	(2,545)
Changes in operating assets and liabilities:
Decrease/(increase) in other assets	2,264	(1,033)
Decrease/(increase) in funds due from third party managers	(3,202)	(6,250)
Increase in accounts payable and accrued expenses	7,145	4,660
Net cash provided by operating activities	36,023	31,083

Cash flow used in investing activities:
Increase in capital improvement reserves	(1,056)	(1,040)
Cash paid for the acquisition of hotel properties	—	(694,041)
Deposits and other disbursements for the potential acquisition of hotel properties	—	(378)
Purchase of investments in equity securities - available for sale	—	(30,562)
Proceeds from sale of equity securities - available for sale	—	22,692
Investment in other assets	(3,240)	—
Capital improvements	(22,404)	(3,836)
Net cash used in investing activities	(26,700)	(707,165)

Cash flow from financing activities:
Net proceeds related to issuance of common stock	20,334	227,879
Redemptions of common stock	(10,193)	—
Cash distributions paid to common shareholders	(56,955)	(56,123)
Net proceeds from line of credit	39,055	—
Payments of notes payable	(1,564)	(497)
Deferred financing costs	—	(1,722)
Net cash provided by (used in) financing activities	(9,323)	169,537

Net decrease in cash and cash equivalents	—	(506,545)

Cash and cash equivalents, beginning of period	—	562,009

Cash and cash equivalents, end of period	$—	$55,464

Non-cash transactions:
Notes payable assumed in acquisitions	$—	$128,924
Intangible liabilities assumed in acquisition	$—	$12,685

See notes to consolidated financial statements.

Note:  The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

APPLE REIT EIGHT, INC.

Notes to Consolidated Financial Statements

1.  General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited financial statements included in its 2008 Annual Report on Form 10-K.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the period ending December 31, 2009.

Organization

Apple REIT Eight, Inc. (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock, were purchased by Apple Eight Advisors, Inc. (“A8A”), owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and 240,000 Series B convertible shares were also purchased individually by Glade M. Knight. The Company began operations on November 9, 2007 when it acquired its first hotels.  The Company’s fiscal year end is December 31. As of September 30, 2009, the Company owned 51 hotels.  45 of the hotels were acquired in 2008 and six in late 2007.  The Company has no foreign operations or assets and its operating structure includes two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Equity Securities

In 2008, the Company purchased equity securities that are classified as available-for-sale, in accordance with the Financial Accounting Standards Board’s (“FASB”) pronouncement for accounting for certain investments in debt and equity securities, and are included in Other assets, net in the Company’s Consolidated Balance Sheets at fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss.  Under the FASB’s pronouncement, the investments are classified as Level 1 as the fair value is determined based on quoted prices of identical investments.  Realized gains and losses on the sale of investments, as well as declines in value of a security considered to be other than temporary, are recognized in operations on the specific identification basis.  As of September 30, 2009, the Company owned marketable securities with a cost of $1.1 million and a fair value of approximately $3.3 million.  As of September 30, 2008, the Company’s marketable securities had a cost of $10.4 million and a fair value of approximately $6.9 million.  During the first nine months of 2008, the Company realized gains on the sale of equity securities of $2.5 million which are included in Investment income, net in the Company’s Consolidated Statements of Operations.

The Company reviews the status of each security quarterly to determine whether an other-than-temporary impairment has occurred.  Based on this review, the Company has concluded none of the available-for-sale securities have experienced an other-than-temporary impairment during the first nine months of 2009.  The Company will continue to review the investment for impairment on a quarterly basis.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the nine months ended September 30, 2009 or 2008.  Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the FASB issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”).  The standard explicitly recognizes rules and interpretive releases of the Securities Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests

In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement will be applied prospectively and will be effective for interim and annual reporting periods beginning after November 15, 2009.  The adoption of this standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although there is new terminology, this pronouncement is based on the same principles as those that currently exist in the auditing standards.  This pronouncement, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies.  This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated.  This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued a pronouncement which requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of this pronouncement, the fair values of those assets and liabilities were disclosed only once each year.  With the issuance of this pronouncement, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value.  This pronouncement was adopted by the Company in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

2.  Line of Credit

In November 2008, the Company entered into a $75 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate, 0.25% at September 30, 2009) plus 1.75%. Interest payments are due monthly. The principal must be paid by the maturity date of November 2010, and may be prepaid without penalty. At September 30, 2009, the credit line had an outstanding principal balance of $49.3 million. At December 31, 2008, the credit line had an outstanding principal balance of $10.3 million.

3.  Fair Value of Financial Instruments

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2009, the carrying value and estimated fair value of the Company’s debt was $176.2 million and $180.0 million.  As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $138.7 million and $148.4 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

5.   Related Parties

The Company has significant transactions with related parties.  These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Suites Realty Group (“ASRG”), to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions.  As of September 30, 2009 payments to ASRG for services under the terms of this contract have totaled $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels.  No brokerage services were provided by ASRG in 2009.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services.  Advisory fees and other reimbursable expenses incurred by the Company under the A8A advisory agreement during the nine months ended September 30, 2009 and 2008 were $2.1 million and $2.0 million.  These expenses are recorded in General and Administrative expense.

ASRG and A8A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

6.  Shareholder’s Equity

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first nine months of 2009, approximately 1.8 million Units were issued under the plan representing approximately $20.3 million.  For the nine months ending September 30, 2008, approximately 0.8 million Units were issued under the plan representing approximately $8.7 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the nine months ended September 30, 2009, the Company redeemed approximately 989 thousand Units in the amount of $10.2 million under the program.  No shares were redeemed in the nine months ending September 30, 2008 as October 2008 was the initial redemption date.

7.  Segments

The Company has two reportable segments (the New York hotel and all other hotels).  The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense.  Dollar amounts are in thousands.

	For the three months ended September 30, 2009
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$3,929	$44,420	$—	$48,349
Hotel operating expenses	4,351	28,252	—	32,603
General and administrative expense	—	—	1,033	1,033
Depreciation expense	1,536	6,819	—	8,355
Operating income/(loss)	(1,958)	9,349	(1,033)	6,358
Investment income, net	—	—	16	16
Interest (expense)/income	168	(1,782)	(259)	(1,873)
Net income/(loss)	$(1,790)	$7,567	$(1,276)	$4,501

Total assets	$123,119	$876,348	$6,288	$1,005,755

	For the nine months ended September 30, 2009
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$8,901	$121,944	$—	$130,845
Hotel operating expenses	11,470	80,455	—	91,925
General and administrative expense	—	—	3,393	3,393
Depreciation expense	4,279	20,051	—	24,330
Operating income/(loss)	(6,848)	21,438	(3,393)	11,197
Investment income, net	—	—	33	33
Interest (expense)/income	809	(5,455)	(637)	(5,283)
Net income/(loss)	$(6,039)	$15,983	$(3,997)	$5,947

Total assets	$123,119	$876,348	$6,288	$1,005,755

	For the three months ended September 30, 2008
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$3,710	$45,408	$—	$49,118
Hotel operating expenses	3,708	27,313	—	31,021
General and administrative expense	—	—	1,023	1,023
Depreciation expense	1,059	5,766	—	6,825
Operating income/(loss)	(1,057)	12,329	(1,023)	10,249
Investment income, net	—	—	963	963
Interest (expense)/income		(1,923)	171	(1,752)
Net income/(loss)	$(1,057)	$10,406	$111	$9,460

Total assets	$113,490	$833,225	$62,494	$1,009,209

	For the nine months ended September 30, 2008
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$11,192	$82,756	$—	$93,948
Hotel operating expenses	11,170	49,379	—	60,549
General and administrative expense	—	—	3,438	3,438
Depreciation expense	3,058	11,409	—	14,467
Operating income/(loss)	(3,036)	21,968	(3,438)	15,494
Investment income, net	—	—	9,274	9,274
Interest (expense)/income	—	(2,665)	171	(2,494)
Net income/(loss)	$(3,036)	$19,303	$6,007	$22,274

Total assets	$113,490	$833,225	$62,494	$1,009,209

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

	Three months	Nine months
	ended	ended
	September 30, 2008	September 30, 2008

Hotel revenues	$50,494	$140,941
Net income	$9,370	$24,970
Net income per share - basic and diluted	$0.10	$0.28

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

9.  Subsequent Events

The Company has evaluated subsequent events through November 4, 2009, the date these financial statements were filed with the Securities and Exchange Commission.

In October 2009, the Company declared and paid approximately $6.0 million in distributions to its common shareholders, or $0.064167 per outstanding common share.  Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of approximately 197,000 Units.

In October 2009, the Company redeemed 285,000 Units in the amount of $2.9 million under its Unit Redemption Program.

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

Overview

Apple REIT Eight, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 51 properties as of September 30, 2009 and has a limited operating history with its first hotel acquired on November 9, 2007, was formed to invest in hotels, residential apartment communities and other real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of  Series A preferred stock were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries.   All intercompany transactions and balances have been eliminated upon consolidation.

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels within their respective markets, in general, has met the Company’s expectations for the period owned.  Due to the significant economic decline in the United States, overall results for the Company’s hotels and the hotel industry, in general, have been worse than expected.  Although there is no way to predict general economic conditions, the Company anticipates revenue and income declines for comparable hotels for the remainder of 2009 as compared to the same periods in 2008.  Current industry forecasts for 2010 predict 0% - 5% revenue declines as compared to comparable periods in 2009.  Due to the significant renovations of existing properties and the ramp up of new properties owned by the Company in 2009, the Company anticipates modest revenue growth in 2010 for the Company’s hotels.  The Company is working with its management companies to reduce costs to offset revenue declines as much as possible.  In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and Market Yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

The following is a summary of the Company’s results:

	Three months ended September 30,					Nine months ended September 30,
		% of		% of	Percent		% of		% of	Percent
(in thousands, except statistical data)	2009	Revenue	2008	Revenue	Change	2009	Revenue	2008	Revenue	Change
Total revenues	$48,349	100%	$49,118	100%	-2%	$130,845	100%	$93,948	100%	39%
Hotel direct expenses	28,411	59%	27,066	55%	5%	79,533	61%	51,375	55%	55%
Taxes, insurance and other expense	2,596	5%	2,372	5%	9%	7,615	6%	4,500	5%	69%
Land lease expense	1,596	3%	1,583	3%	1%	4,777	4%	4,674	5%	2%
General and administrative expense	1,033	2%	1,023	2%	1%	3,393	3%	3,438	4%	-1%
Depreciation	8,355		6,825		22%	24,330		14,467		68%
Investment income, net	16		963		N/A	33		9,274		N/A
Interest expense	(1,873)		(1,752)		7%	(5,283)		(2,494)		112%

Number of hotels	51		49		4%	51		49		4%
Average Daily Rate (ADR)	$116		$125		-7%	$112		$123		-9%
Occupancy	71%		75%		-5%	67%		74%		-9%
RevPAR	$82		$94		-13%	$75		$91		-18%

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at September 30, 2009.  All dollar amounts are in thousands.

						Gross
				Date		Purchase
Location	State	Brand	Manager	Acquired	Rooms	Price
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	131	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	200	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
					5,909	$950,745

With the exception of assumed mortgage loans in 2008 on 15 of its hotel properties, substantially all of the purchases were funded with proceeds of the Company’s best-efforts offering of Units, which was completed in April 2008.  The Company leases all of its hotels to its wholly-owned taxable REIT subsidiaries under hotel lease agreements. The Company also used the proceeds of its offering to pay $19.0 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.  No hotels have been purchased since December 2008, and there are no outstanding purchase contracts for additional hotels as of September 30, 2009.

Of the Company’s 51 hotels owned at September 30, 2009, six were purchased in 2007 and 45 were purchased in 2008, with 43 of these acquired during the first nine months of 2008.

Results of Operations

During the period from the Company’s initial formation on January 22, 2007 to November 8, 2007, the company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company’s first property acquisition.  As of September 30, 2009, the Company owned 51 hotels with 5,909 rooms.  At September 30, 2008 the Company owned 49 hotels (43 of which were purchased during the first nine months of 2008), with a total of 5,561 rooms.  As a result of this activity, a comparison of operations for the three and nine month periods ended September 30, 2009 is not representative of the results that would have occurred if all hotels had been owned for the entire periods presented.

Hotel performance is impacted by many factors including local hotel competition, and local and national economic conditions in the United States.  Due to a general decline in economic conditions throughout the United States, the financial results of the Company’s hotels did not meet expectations during the first nine months of 2009.  The Company’s hotels’ performance as compared to other hotels within each individual market has met expectations for the period held.  It is anticipated the properties’ financial performance will be below original expectations until general economic conditions improve.  The Company will continue to aggressively pursue market opportunities to improve revenue and cost controls to improve results during and after the economic downturn.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue.  For the three months ended September 30, 2009 and 2008, the Company had total revenue of $48.3 million and $49.1 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $3.9 million or 8% of total revenue for the third quarter of 2009 and $3.7 million or 8% of total revenue for the third quarter of 2008.

For the three months ended September 30, 2009, the hotels achieved combined average occupancy of approximately 71%, ADR of $116 and RevPAR of $82.  The New York hotel had average occupancy of 80%, ADR of $221 and RevPAR of $176.  For the three months ended September 30, 2008, the hotels achieved combined average occupancy of approximately 75%, ADR of $125 and RevPAR of $94.  For the same period, the New York hotel had average occupancy of 73%, ADR of $247 and RevPAR of $180.

For the nine months ended September 30, 2009 and 2008, the Company had total revenue of $130.8 million and $93.9 million.  Revenue for the New York hotel was $8.9 million or 7% of total revenue for the first nine months of 2009 and $11.2 million for the first nine months of 2008.  For the nine months ended September 30, 2009, the hotels achieved combined average occupancy of approximately 67%, ADR of $112 and RevPAR of $75.  The New York hotel had average occupancy of 67%, ADR of $190 and RevPAR of $128.  For the nine months ended September 30, 2008, the hotels achieved combined average occupancy of approximately 74%, ADR of $123 and RevPAR of $91.  For the same period, the New York hotel had average occupancy of 72%, ADR of $244 and RevPAR of $175.

The revenue rates earned by the Company are consistent with industry and brand averages.  As supply of hotel rooms in the markets the Company serves met demand, and general economic conditions weakened in late 2008, the Company’s revenues at some individual hotels have experienced declines from anticipated results.  The Company expects this trend to continue for the remainder of 2009.  The Company expects the declines in occupancy levels, ADR and RevPAR to moderate in 2010 and turn slightly positive versus comparable periods in 2009.  Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, with the significant number of renovations (12) by the Company and the number of hotels that were new (9) when acquired by the Company, the Company anticipates slight revenue growth in 2010 as compared to an anticipated slight decline for the industry as a whole.  Additionally, with the overall economic declines, the Company continues to focus on improving market share.  The Company’s properties overall lead their respective markets with an Average RevPAR Index (a comparison of a property’s RevPAR to the market average) of 129 year-to-date, a 4% increase from 2008.

During the majority of 2009, the Company was in the process of completing its conversion of the New York hotel from an unbranded hotel to a Renaissance hotel.  Consequently, the hotel had an average of 26 rooms out of service each night for the first nine months of the year and experienced other disruptions to its common areas.  As a result of the conversion effort and declines in economic conditions, revenue at the hotel was unusually low for the nine months ended September 30, 2009.  The Company completed the conversion to a Renaissance in late April 2009, and although there are certain additional renovation requirements to complete, the Company anticipates improvement in revenue over the remainder of the year, subject to general economic conditions in the United States and New York.  The RevPAR Index for the New York hotel was 79 for the nine months ending September 30, 2009.  The Company is aggressively working with Marriott management to increase the RevPAR Index and realized an index of 100 for the three months ending September 30, 2009.

Expenses

For the three months ended September 30, 2009 and 2008, hotel direct expenses of the Company’s hotels totaled $28.4 million or 59% of total revenue (the New York hotel had direct expenses of $2.8 million or 72% of its total revenue for the quarter) and $27.1 million or 55% of total revenue (the New York hotel had direct expenses of $2.1 million or 56% of its total revenue for the quarter).

For the nine months ended September 30, 2009, hotel direct expenses were $79.5 million or 61% of total revenue (the New York hotel had direct expenses of $6.8 million or 77% of its total revenue).  For the nine months ended September 30, 2008, hotel direct expenses were $51.4 million or 55% of total revenue (the New York hotel had direct expenses of $6.3 million or 56% of its revenue for this period).  Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

Operating expenses as a percentage of revenue have been negatively impacted by the ramp up of several hotels that opened in the second half of 2008 and by renovations in 2009.  The Company has had approximately 23,000 room nights out of service due to renovations in 2009.  The Company has been successful in reducing certain labor costs, food and supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.  While the Company continues to aggressively work with its managers to reduce operating costs of its hotels where possible, it is not anticipated that cost reductions will offset revenue decline in the short term.

Taxes, insurance, and other expense for the three months ended September 30, 2009 and 2008 totaled $2.6 million, or 5% of total revenues, and $2.4 million, or 5% of total revenues (of which approximately $46 thousand and $149 thousand related to the New York hotel).  For the nine months ended September 30, 2009 and 2008, taxes, insurance, and other expense totaled $7.6 million, or 6% of total revenues, and $4.5 million, or 5% of total revenues (of which approximately $221 thousand and $493 thousand related to the New York hotel).

Land lease expense was $1.6 million for both three months ended September 30, 2009 and 2008.  For the nine months ended September 30, 2009 and 2008, land lease expense was $4.8 million and $4.7 million.  This expense represents the expense incurred by the Company to lease land for five hotel properties.   Land lease expense for the New York hotel was $1.5 million for both the third quarter of 2009 and 2008 and $4.4 million for the first nine months of both 2009 and 2008.

General and administrative expense for the three months ended September 30, 2009 and 2008 was $1.0 million in both periods.  The expense for the nine months in both periods was $3.4 million.  The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expense.

Depreciation expense was $8.4 million for the third quarter of 2009 and $6.8 million for the third quarter of 2008.  These expenses include $1.5 million and $1.1 million for the New York hotel.  For the first nine months of 2009 and 2008, depreciation expense was $24.3 million and $14.5 million. These expenses include $4.3 million and $3.1 million for the New York hotel.  Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

For the nine months ended September 30, 2009, the Company recognized investment income of $33 thousand.  For the same period in 2008, the Company had investment income of $9.3 million.  In the first nine months of 2008, the Company acquired and sold equity securities in several publicly traded Real Estate Investment Trusts, resulting in realized gains and other investment income of $3.3 million.  Additionally, the Company recognized interest income of $6.0 million for the same period of 2008 from excess cash invested in short term money market instruments and certificates of deposit.

Interest expense for the third quarter of 2009 and the nine months ended September 30, 2009 was $1.9 million and $5.3 million.  Interest expense for the quarter includes $2.2 million of interest expense on 15 mortgages assumed in 2008 and the Company’s line of credit, offset by capitalized interest of $275 thousand, related to the renovation of five hotel properties.   Interest for the nine month period includes $6.5 million of interest on the 15 mortgages and the line of credit, offset by capitalized interest of $1.2 million related to the renovation of 12 hotel properties.  Interest expense for the same periods in 2008 was for interest expense on 15 mortgages, $1.8 million for the quarter ended September 30, 2008, and $2.5 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

In November 2008, the Company entered into a $75.0 million revolving line of credit which expires in November 2010.  The line of credit was obtained to meet short-term cash needs as the Company plans on completing approximately 12 renovations in 2009, and newly opened properties will have a period of ramp up to normal operating status.  During the first nine months of the year, all of the planned renovations were in progress or completed.  With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary.  As a result, cash on hand was $0 at September 30, 2009.  The outstanding balance on the line of credit was $49.3 million at September 30, 2009.  The Company anticipates that cash flow from operations and the revolving line of credit will be adequate to meet its anticipated liquidity requirements, including anticipated distributions to shareholders, capital expenditures and debt service.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions during the first nine months of 2009 totaled $57.0 million, included a return of capital, and were paid monthly at a rate of $0.073334 per common share for the first four months of the year, and were subsequently reduced to a monthly rate of $0.064167 per common share. For the same period the Company’s cash generated from operations was approximately $36.0 million.  The reduction in the distribution rate came as a result of the weakness in economic conditions throughout the United States and its impact on the Company.  In April 2009, the Company’s Board of Directors approved the reduction in the annual distribution rate from $0.88 to $0.77 per common share.  Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the new monthly rate of $0.064167 per common share.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of September 30, 2009, the Company held $10.6 million in reserve for capital expenditures.

Additionally, the Company completed the conversion of the hotel in New York to a Renaissance franchised hotel in April 2009.  Through September 30, 2009, the Company had spent approximately $19 million on the conversion.  The Company also had other renovations in process during the first nine months of 2009.  Total capital expenditures in the first nine months of 2009 for all renovations and items recurring in nature were $19.6 million.  Total capital expenditures for 2009 are anticipated to be approximately $27 million.

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

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first nine months of 2009, approximately 1.8 million Units were issued under the plan representing approximately $20.3 million.  For the nine months ending September 30, 2008, approximately 0.8 million Units were issued under the plan representing approximately $8.7 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the nine months ended September 30, 2009, the Company redeemed approximately 989 thousand Units in the amount of $10.2 million under the program.  No shares were redeemed in the nine months ending September 30, 2008 as October 2008 was the initial redemption date.

Related Party Transactions

The Company has significant transactions with related parties.  These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Suites Realty Group (“ASRG”), to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions.  As of September 30, 2009 payments to ASRG for services under the terms of this contract have totaled $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels.  No brokerage services were provided by ASRG in 2009.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services.  Advisory fees and other reimbursable expenses incurred by the Company under the A8A advisory agreement during the nine months ended September 30, 2009 and

2008 were $2.1 million and $2.0 million.  These expenses are recorded in General and Administrative expense.

ASRG and A8A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

Subsequent Events

In October 2009, the Company declared and paid approximately $6.0 million in distributions to its common shareholders, or $0.064167 per outstanding common share.  Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of approximately 197,000 Units.

In October 2009, the Company redeemed 285,000 Units in the amount of $2.9 million under its Unit Redemption Program.

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

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”).  The standard explicitly recognizes rules and interpretive releases of the Securities Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests

In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement will be applied prospectively and will be effective for interim and annual reporting periods beginning after November 15, 2009.  The adoption of this standard is not anticipated to have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Although there is new terminology, this pronouncement is based on the same principles as those that currently exist in the auditing standards.  This pronouncement, which includes a required disclosure of the date through which an entity has evaluated subsequent events, was effective for the Company beginning June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies.  This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated.  This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued a pronouncement which requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of this pronouncement, the fair values of those assets and liabilities were disclosed only once each year.  With the issuance of this pronouncement, this information will be required to be disclosed on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value.  This pronouncement was adopted by the Company in the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements.

Item 3.                                    Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2009, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its line of credit and due to its variable interest rate mortgage on its Columbia, South Carolina hotel.  The Company had an outstanding balance of $49.3 million on its $75 million line of credit at September 30, 2009, and to the extent it utilizes the line of credit, the Company will be exposed to changes in short-term interest rates.  The outstanding balance of the Company’s variable rate mortgage was $11.3 million at September 30, 2009.  Based on these outstanding balances at September 30, 2009, every 100 basis point change in interest rates will impact the Company’s annual net income by $0.6 million, all other factors remaining the same.  The Company’s cash balance at September 30, 2009 was $0.

As of September 30, 2009, the Company was exposed to market risk due to equity price risk.  At September 30, 2009, the Company owned marketable equity securities, classified as available-for-sale, with a carrying value of $1.1 million and a market value of $3.3 million, resulting in an unrealized gain of $2.2 million in the first nine months of 2009.  These equity securities were comprised of one publicly traded Real Estate Investment Trust.  There is no assurance that future declines in values will not have an adverse impact on the Company’s future results of operations.

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

PART II. OTHER INFORMATION

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  The following is a summary of redemptions during the third quarter of 2009.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2009	293,475	$10.37	1,090,982	(1)

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

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a — 14(a) and Rule 15d — 14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

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

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: November 4, 2009
Glade M. Knight,
Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 4, 2009
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)