Form 10-K
period 2009-12-31
Apple REIT Eight, Inc.
filed 2010-03-05
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-53175

APPLE REIT EIGHT, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA (State of Organization)	20-8268625 (I.R.S. Employer Identification Number)
814 EAST MAIN STREET RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)

(804) 344-8121
(Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

         There is currently no established public market on which the Company's common shares are traded. Based upon the price of Apple REIT Eight, Inc.'s common equity last sold, which was $11 on June 30, 2009, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,023,420,000. The Company does not have any non-voting common equity.

         The number of common shares outstanding on March 1, 2010 was 93,822,028.

Documents Incorporated by Reference.

         The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 6, 2010.

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

PART I

        This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Eight, Inc. ("the Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission ("SEC") and Item 1A.

Item 1.    Business

        Apple REIT Eight, Inc. is a Virginia corporation that was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share were purchased by Apple Eight Advisors, Inc. ("A8A") and 240,000 Series B convertible shares were purchased by Glade M. Knight, the Company's Chairman and Chief Executive Officer. The Company's first investor closing occurred on July 27, 2007 and the Company acquired its first property on November 9, 2007. As of December 31, 2009, the Company owned 51 hotel properties operating in nineteen states. 45 hotels were purchased in 2008 and six were purchased in 2007. The Company completed its best efforts-offering of Units in April 2008.

        The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the "Lessee"), which lease all of the Company's hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Newport Hospitality Group, Inc. ("Newport"), Larry Blumberg & Associates ("LBA"), Western International ("Western"), Marriott International, Inc. ("Marriott"), White Lodging Services Corporation ("WLS"), Dimension Development Company ("Dimension"), Inn Ventures, Inc. ("Inn Ventures"), True North Hotel Group, Inc. ("True North"), Intermountain Management, LLC ("Intermountain"), MHH Management, LLC ("McKibbon") and Crestline Hotels & Resorts, Inc. ("Crestline") under separate hotel management agreements.

        The Company separately evaluates the performance of each of its hotel properties. Prior to the acquisition of its hotel in New York, New York in 2008, the Company had one reportable segment as each hotel owned was not individually significant. Due to the significance of the New York, New York hotel, the Company now has two reportable segments. The Company has no foreign operations. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

Website Access

        The address of the Company's Internet website is www.applereiteight.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Business Objectives

        The Company's primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation. The Company's acquisition strategy, substantially complete as of December 2008, included purchasing income producing real estate with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing the Company's asset management expertise to improve the quality of the Company's properties by renovating existing properties, aggressively managing room rates, partnering with industry leaders in management and franchising the hotels with leading brands, thereby improving revenue and operating performance. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. The Company believes its completed acquisitions, planned renovations and strong asset management will improve each hotel's performance in its individual market and as a result its portfolio will show improved financial results over the long-term, although there can be no assurance of these results.

Financing

        The Company has fifteen notes payable that were assumed with the acquisition of hotels. These notes have a total outstanding balance of $125.7 million at December 31, 2009, have maturity dates ranging from November 2010 to July 2017, and stated interest rates ranging from 5.74% to 8.12%. In November 2008 the Company entered into a $75.0 million revolving line of credit which expires in November 2010. The outstanding balance on the line as of December 31, 2009 was $58.3 million and its interest rate was 1.98%. The Company anticipates that cash flow from operations and credit availability will be adequate to meet substantially all of its anticipated liquidity requirements, including capital expenditures, debt service and required distributions to shareholders. The Company will pursue extending its existing debt that is due in 2010 and additional financing in 2010 so that it can continue to make distributions in excess of required amounts to maintain its REIT status. The Company intends to maintain a relatively stable dividend rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry, the Company will attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to levels required to maintain its REIT status. The Company's bylaws require board approval and review of any debt financing obtained by the Company.

Industry and Competition

        The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the immediate vicinity and secondarily with other hotels in the geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") of the Company's hotels in that area.

The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company's hotels. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Hotel Operating Performance

        At December 31, 2009, the Company owned five Homewood Suites hotels, six Hilton Garden Inn hotels, five Hampton Inn hotels, three Hampton Inn and Suites hotels, ten Residence Inn hotels, eleven Courtyard hotels, three Fairfield Inn & Suites hotels, three SpringHill Suites hotels, three TownePlace Suites hotels, one full-service Marriott hotel and one Renaissance hotel. They are located in nineteen states and, in aggregate, consist of 5,909 rooms.

        Room revenue for these hotels totaled $158.3 million for the year ended December 31, 2009, and the hotels achieved average occupancy of 66%, ADR of $112 and RevPAR of $73. Room revenue for the year ended December 31, 2008 totaled $124.2 million, and the Company's hotels achieved average occupancy of 69%, ADR of $121 and RevPAR of $83 for their period of ownership by the Company during the year ended December 31, 2008. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Due to a general decline in economic conditions throughout the United States, the financial results of the Company's hotels did not meet expectations during 2009. It is anticipated the properties' performance will continue to be below comparable pre-recession operating periods until general economic conditions improve. The Company will continue to aggressively pursue market opportunities to improve revenue and aggressively pursue cost controls to improve results during and after the economic downturn. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 0-5% declines in RevPAR in 2010, as compared to 2009. While reflecting the impact of declining economic activity, the Company's hotel performance as compared to other hotels within each individual market has generally met expectations for the period held. The Company's 2009 average RevPAR index was 129.7 with the market average being 100. The RevPAR index compares an individual hotel's RevPAR to the average RevPAR of its local market and is provided by Smith Travel Research, Inc.® an independent company that tracks historical hotel performance in most markets throughout the world.

        During the period from the Company's initial formation on January 22, 2007 through November 8, 2007, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company's first property acquisition. A total of six hotels were purchased in 2007 and 45 were purchased in 2008. With the majority of the Company's hotels as of December 31, 2009 being purchased during 2008, a comparison of operations for 2009 to prior periods is not representative of the results that would have occurred if all hotels had been owned for the entire periods presented.

Management and Franchise Agreements

        Each of the Company's 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport, LBA, Western, Marriott, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline. The agreements provide for initial terms ranging from one to thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended

December 31, 2009, 2008 and 2007, the Company incurred approximately $6.0 million, $4.5 million and $45 thousand in management fees.

        Newport, LBA, Western, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10-30 years with certain agreements having renewal options. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $6.8 million, $5.2 million and $72 thousand in franchise fees.

Maintenance and Renovation

        The Company's hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2009 and 2008, the Company's capital expenditures were approximately $25.2 million and $14.6 million.

Employees

        During 2009, all employees involved in the day-to-day operation of the Company's hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A8A which in turn utilizes employees from Apple REIT Six, Inc.

Environmental Matters

        In connection with each of the Company's hotel acquisitions, the Company obtained a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company's properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

Related Parties

        The Company has significant transactions with related parties. These transactions cannot be construed to be arm's length, and the results of the Company's operations may be different if these transactions were conducted with non-related parties.

        The Company has a contract with Apple Suites Realty Group, Inc. ("ASRG"), a related party, to provide brokerage services for the acquisition and disposition of the Company's real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2009, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred in 2009 under this contract.

        The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Expenses related to this agreement totaled $3.0 million in 2009, $2.7 million in 2008 and $626 thousand in 2007.

        ASRG and A8A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company's Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

        The Company is a member of Apple Air Holding, LLC ("Apple Air") which owns two Lear jets. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

Item 1A.    Risk Factors

        The following describes several risk factors which are applicable to the Company.

Hotel Operations

        The Company's hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

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

General Economic Conditions

        Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company's control may reduce the value of properties that the Company owns. As a result, cash available to make distributions to shareholders may be affected.

Current General Economic Recession and Slowdown in the Lodging Industry

        A recessionary environment, and uncertainty over its depth and duration, continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States is emerging from the recessionary environment of 2009, but high unemployment levels and sluggish business and consumer travel trends remain; as a result the Company continues to experience reduced demand for hotel rooms as compared to prior years. Accordingly, financial results have been impacted by the economic slowdown, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent.

Hospitality Industry

        The success of the Company's properties will depend largely on the property operators' ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company's income and the funds it has available to distribute to shareholders.

        The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual's willingness to travel. The Company's property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters. However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

Seasonality

        The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations, and the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

Franchise Agreements

        The Company's wholly-owned taxable REIT subsidiaries operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company's properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company's ability to create specific business plans tailored to each property and to each market.

Competition

        The hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company's immediate vicinity and secondarily with other hotels in the Company's geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate and revenue per available room of the Company's hotels in that area. In addition, increases in operating costs due to inflation may not be offset by increased room rates.

Transferability of Shares

        There is and will be no public trading market for the common shares and the Series A preferred shares for an indefinite period of time, if ever. Therefore, the Units are and will be highly illiquid and very difficult to trade. In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company's bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the Company's shares that would result in a violation of either of these limits will be declared null and void.

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

Distributions to Shareholders

        If the Company's properties do not generate sufficient revenue to meet operating expenses, the Company's cash flow and the Company's ability to make distributions to shareholders may be adversely affected. The Company is subject to all operating risks common to hotels. These risks might adversely affect occupancy or room rates. Increases in operating costs due to inflation and other factors may not necessarily be offset by increased room rates. The local, regional and national hotel markets may limit the extent to which room rates may be increased to meet increased operating expenses without decreasing occupancy rates. While the Company intends to make monthly distributions to shareholders, there can be no assurance that the Company will be able to make distributions at any particular time or rate, or at all. Further, there is no assurance that a distribution rate achieved for a particular period will be maintained in the future. Also, while management may establish goals as to particular rates of distribution or have an intention to make distributions at a particular rate, there can be no assurance that such goals or intentions will be realized.

        The Company's objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. The Company anticipates that it may need to utilize debt, offering proceeds and cash from operations to meet this objective. The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

        While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution from the Company's operating cash flows. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

Financing Risks

        Although the Company anticipates maintaining low levels of debt, it may periodically use short-term financing to perform renovations to its properties or make shareholder distributions in periods of fluctuating income from its properties. Due to the recent economic events in the United States, there has been a contraction in available credit in the marketplace. As a result, the Company may not be able to use debt to meet any of its cash requirements including refinancing its short-term debt obligations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2009, the Company owned 51 hotels with an aggregate of 5,909 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hampton Inn	5	550
Hampton Inn & Suites	3	298
Hilton Garden Inn	6	717
Homewood Suites	5	536
Courtyard	11	1,443
Fairfield Inn & Suites	3	331
Marriott	1	226
Residence Inn	10	1,067
SpringHill Suites	3	289
TownePlace Suites	3	252
Renaissance	1	200

Total	51	5,909

        The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Real Estate and Accumulated Depreciation
As of December 31, 2009
(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
Birmingham	AL	Homewood Suites	$11,596	$1,180	$15,913	$295	$17,388	$(868)	2005	May-08	3 - 39 yrs.	95
Rogers	AR	Fairfield Inn & Suites	—	886	7,389	1,157	9,432	(502)	2002	February-08	3 - 39 yrs.	99
Rogers	AR	Residence Inn	—	924	11,183	211	12,318	(694)	2003	February-08	3 - 39 yrs.	88
Springdale	AR	Residence Inn	—	451	5,379	1,413	7,243	(426)	2001	March-08	3 - 39 yrs.	72
Burbank	CA	Residence Inn	—	4,229	47,200	23	51,452	(2,373)	2007	May-08	3 - 39 yrs.	166
Cypress	CA	Courtyard	—	3,242	28,680	563	32,485	(1,608)	1988	April-08	3 - 39 yrs.	180
Oceanside	CA	Residence Inn	—	3,312	25,964	26	29,302	(1,380)	2007	May-08	3 - 39 yrs.	125
Sacramento	CA	Hilton Garden Inn	—	2,549	25,759	1,767	30,075	(1,640)	1999	March-08	3 - 39 yrs.	154
San Jose	CA	Homewood Suites	—	6,542	15,882	776	23,200	(909)	1991	July-08	3 - 39 yrs.	140
Tulare	CA	Hampton Inn & Suites	—	1,105	9,490	3	10,598	(568)	2008	June-08	3 - 39 yrs.	86
Jacksonville	FL	Homewood Suites	16,856	1,550	22,366	576	24,492	(1,146)	2005	June-08	3 - 39 yrs.	119
Sanford	FL	SpringHill Suites	—	937	10,605	210	11,752	(621)	2000	March-08	3 - 39 yrs.	105
Tallahassee	FL	Hilton Garden Inn	—	—	13,580	37	13,617	(896)	2006	January-08	3 - 39 yrs.	85
Tampa	FL	TownePlace Suites	8,124	1,312	10,339	261	11,912	(547)	1999	June-08	3 - 39 yrs.	95
Port Wentworth	GA	Hampton Inn	—	841	10,284	120	11,245	(619)	1997	January-08	3 - 39 yrs.	106
Savannah	GA	Hilton Garden Inn	5,523	—	15,119	241	15,360	(725)	2004	July-08	3 - 39 yrs.	105
Overland Park	KS	Fairfield Inn & Suites	—	1,578	10,868	—	12,446	(541)	2008	August-08	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	6,812	1,527	14,626	382	16,535	(854)	2000	April-08	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	—	944	8,209	465	9,618	(463)	1999	March-08	3 - 39 yrs.	102
Wichita	KS	Courtyard	—	1,184	8,006	214	9,404	(519)	2000	June-08	3 - 39 yrs.	90
Bowling Green	KY	Hampton Inn	—	1,486	17,885	69	19,440	(1,157)	1989	December-07	3 - 39 yrs.	131
Marlborough	MA	Residence Inn	—	2,117	18,586	181	20,884	(1,229)	2006	January-08	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	—	1,576	14,116	66	15,758	(879)	2007	March-08	3 - 39 yrs.	110
Westford	MA	Residence Inn	6,923	909	14,170	666	15,745	(844)	2000	April-08	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	—	2,446	23,336	38	25,820	(1,483)	2007	January-08	3 - 39 yrs.	126
Kansas City	MO	Residence Inn	11,382	1,182	16,148	999	18,329	(973)	1968	April-08	3 - 39 yrs.	106
Carolina Beach	NC	Courtyard	—	3,252	21,609	597	25,458	(1,061)	2003	June-08	3 - 39 yrs.	144
Concord	NC	Hampton Inn	5,033	1,248	8,359	97	9,704	(579)	1996	March-08	3 - 39 yrs.	101
Dunn	NC	Hampton Inn	—	548	12,539	53	13,140	(880)	2006	January-08	3 - 39 yrs.	120
Fayetteville	NC	Residence Inn	7,038	671	12,567	137	13,375	(729)	2006	May-08	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	—	667	7,630	56	8,353	(521)	2004	November-07	3 - 39 yrs.	82
Matthews	NC	Hampton Inn	—	640	10,432	516	11,588	(777)	1995	January-08	3 - 39 yrs.	92
Wilmington	NC	Fairfield Inn & Suites	—	1,848	13,468	—	15,316	(510)	2008	December-08	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	7,907	1,444	12,452	24	13,920	(708)	1998	May-08	3 - 39 yrs.	122
Somerset	NJ	Courtyard	—	—	16,504	108	16,612	(1,133)	2001	November-07	3 - 39 yrs.	162
New York	NY	Renaissance	—	—	111,870	20,388	132,258	(10,139)	1916	January-08	3 - 39 yrs.	200
Tulsa	OK	Hampton Inn & Suites	—	904	9,935	50	10,889	(770)	2007	December-07	3 - 39 yrs.	102
Columbia	SC	Hilton Garden Inn	11,101	1,389	20,495	4	21,888	(916)	2006	September-08	3 - 39 yrs.	143
Greenville	SC	Residence Inn	6,391	696	8,368	162	9,226	(469)	1998	May-08	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	6,176	1,099	13,109	1,184	15,392	(852)	2001	May-08	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	—	692	8,207	2,061	10,960	(738)	1997	December-07	3 - 39 yrs.	76
Texarkana	TX	Courtyard	—	681	12,653	148	13,482	(691)	2003	March-08	3 - 39 yrs.	90
Texarkana	TX	TownePlace Suites	—	617	8,740	283	9,640	(602)	2006	March-08	3 - 39 yrs.	85
Charlottesville	VA	Courtyard	—	2,316	26,432	43	28,791	(1,230)	2000	June-08	3 - 39 yrs.	137
Chesapeake	VA	Marriott Full Service	—	3,264	36,376	3	39,643	(1,794)	2008	October-08	3 - 39 yrs.	226
Harrisonburg	VA	Courtyard	—	1,687	22,134	86	23,907	(1,399)	1999	November-07	3 - 39 yrs.	125
Suffolk	VA	Courtyard	8,406	973	11,679	—	12,652	(646)	2007	July-08	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	6,448	754	9,386	—	10,140	(507)	2007	July-08	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	—	7,196	20,632	95	27,923	(975)	1999	June-08	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	—	9,887	30,972	1,338	42,197	(1,482)	2002	June-08	3 - 39 yrs.	160
Tukwila	WA	Homewood Suites	—	1,393	14,751	1,360	17,504	(710)	1991	July-08	3 - 39 yrs.	106
Construction in Progress			—	—	—	247	247	—

			$125,716	$87,875	$902,381	$39,799	$1,030,055	$(55,282)				5,909

        Investment in hotels at December 31, 2009, consisted of the following (in thousands):

December 31, 2009
Land	$87,875
Building and Improvements	874,620
Furniture, Fixtures and Equipment	67,560

1,030,055
Less Accumulated Depreciation	(55,282)

Investment in hotels, net	$974,773

        For additional information about the Company's properties, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.    Legal Proceedings

        The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of its properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company's business or financial condition or results of operations.

PART II

Item 5.    Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

        There is currently no established public market in which the Company's common shares are traded. As of December 31, 2009 there were 93.6 million Units outstanding. Each Unit consists of one common share, no par value, and one series A preferred share of the Company. The per share estimated market value of common stock is deemed to be the offering price of the shares, which is currently $11.00 per share. This market valuation is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan. As of December 31, 2009 the Units were held by approximately 20,000 beneficial shareholders.

Dividend Reinvestment Plan

        In the second quarter of 2008 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company's Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. As of December 31, 2009, approximately 3.9 million Units, representing $42.8 million in proceeds to the Company, have been issued under the plan.

Unit Redemption Program

        The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2009, the Company has redeemed approximately 1.4 million Units in the amount of $14.2 million under the program. The following is a summary of redemptions during the fourth quarter of 2009:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2009	284,838	$10.35	1,375,821	(1)

(1)
The maximum number of Units that may be redeemed in any 12 month period is limited to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period.

Series A Preferred Shares

        The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company's assets. The priority distribution ("Priority Distribution") will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

        The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, all owned by Glade M. Knight, the Company's Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company's business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Eight Advisors, Inc., or if the company ceases to use Apple Suites Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company's common shares are listed on any securities exchange or quotation system or in any established market.

Preferred Shares

        The Company's articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders' meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Distribution Policy

        To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2009 totaled $74.9 million and were paid monthly at a rate of $0.073334 per common share for the first four months of the year, and were subsequently reduced to a monthly rate of $0.064167 per common share. Distributions totaled $76.4 million in 2008 and $14.5 million in 2007 and were paid monthly at a rate of $0.073334 beginning in August 2007. The timing and amounts of distributions to shareholders are within the discretion of the Company's Board of Directors. The amount and frequency of future distributions will depend on the Company's results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Non-Employee Directors Stock Option Plan and Incentive Plan

        The Company's Board of Directors has adopted and the Company's shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2009, options to purchase 169,184 Units were outstanding with a weighted average exercise price of $11 per Unit. The following is a summary of securities issued under the plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	169,184	$11.00	1,430,361
Incentive Plan	—	$—	4,029,318

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the years ended December 31, 2009 and 2008 and the period from January 22, 2007 (initial capitalization) through December 31, 2007. Certain information in the table has been derived from the Company's audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company's initial capitalization on January 22, 2007 to November 8, 2007, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company's first property acquisition.

(in thousands except per share and statistical data)	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period January 22, 2207 (initial capitalization) through December 31, 2007
Revenues:
Room revenue	$158,316	$124,208	$1,385
Other revenue	12,569	9,076	100

Total revenue	170,885	133,284	1,485
Expenses:
Hotel operating expenses	105,091	77,612	886
Taxes, insurance and other	10,188	6,818	116
Land lease expense	6,376	6,258	49
General and administrative	4,523	4,359	1,046
Depreciation	32,907	22,044	333
Investment income, net	(1,071)	(2,225)	(6,353)
Interest expense	7,366	4,153	10

Total expenses	165,380	119,019	(3,913)

Net income	$5,505	$14,265	$5,398

Per Share
Net income per common share	$0.06	$0.16	$0.35
Distributions paid to common shareholders	$0.81	$0.88	$0.40
Weighted-average common shares outstanding—basic and diluted	92,963	87,271	15,376

Balance Sheet Data (at end of period)
Cash and cash equivalents	$—	$—	$562,009
Investment in hotels, net	$974,773	$982,886	$87,310
Total assets	$998,851	$1,003,048	$670,771
Notes payable	$184,175	$138,704	$—
Shareholders' equity	$789,099	$842,304	$670,319
Net book value per share	$8.43	$9.11	$9.72

Other Data
Cash flow from:
Operating activities	$45,739	$39,714	$5,563
Investing activities	$(30,379)	$(766,854)	$(108,549)
Financing activities	$(15,360)	$165,131	$664,971
Number of hotels owned at end of period	51	51	6
Average Daily Rate (ADR)(b)	$112	$121	$95
Occupancy	66%	69%	61%
Revenue Per Available Room (RevPAR)(c)	$73	$83	$58

Funds From Operations Calculation
Net income	$5,505	$14,265	$5,398
Depreciation of real estate owned	32,907	22,044	333

Funds from operations(a)	$38,412	$36,309	$5,731

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

(c)
ADR multiplied by occupancy percentage.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; and changes in economic cycles, including the current economic recession throughout the United States and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission and Item 1A.

General

        The Company was formed and initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company owned 51 hotels as of December 31, 2009, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust ("REIT") for federal income tax purposes. The Company's first six hotels were acquired in November and December 2007, and 45 additional hotels were purchased in 2008. Accordingly, the results of operations include only the results of operations of the hotels for the periods owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in November 2007.

        Hotel performance can be influenced by many factors including local competition, local and national economic conditions in the United States and the performance of individual managers assigned to each hotel. While the Company's hotels' performance as compared to other hotels within each individual market has met expectations for the periods held, overall financial results did not meet expectations in 2009, due to the significant decline in economic conditions throughout the United States. It is anticipated the properties' financial performance will be below original expectations until general economic conditions improve. Many industry analysts believe the hotel industry will see flat to small declines in revenue in 2010 as compared to 2009, with increases occurring in 2011 once the general economy improves. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate ("ADR"), revenue per available room ("RevPAR"), and market yield which compares an individual hotel's results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, with the significant number of renovations (15) by the Company in 2009, the number of hotels that were new (9) when acquired by the Company, and the expected moderation in industry declines, the Company anticipates moderate revenue growth in 2010 as compared to 2009. Additionally, with the overall economic declines, the Company continues to focus on improving market share. The Company's properties overall are revenue leaders in their respective markets with an Average RevPAR Index (a comparison of a property's RevPAR to the market average) of 129.7 year-to-date, a 4% increase over comparable properties from 2008.

        The Company owned the same number of hotels (51) at December 31, 2009 and 2008 (consisting of 5,909 rooms). However, 45 of these hotels were acquired throughout 2008. The following is a summary of results for the years ended December 31, 2009 and 2008.

(in thousands, except statistical data)	Year ended December 31, 2009	Percent of Revenue	Year ended December 31, 2008	Percent of Revenue	Percent Change
Total revenues	$170,885	100%	$133,284	100%	28%
Hotel direct expenses	105,091	61%	77,612	58%	35%
Taxes, insurance and other expense	10,188	6%	6,818	5%	49%
Land lease expense	6,376	4%	6,258	5%	2%
General and administrative expense	4,523	3%	4,359	3%	4%
Depreciation	32,907		$22,044		49%
Investment income, net	1,071		2,225		-52%
Interest expense	7,366		4,153		77%
Number of hotels	51		51		0%
Average RevPAR Index(1)	129.7		124.9		4%
ADR	$112		$121		-7%
Occupancy	66%		69%		-4%
RevPAR	$73		$83		-12%

(1)
Statistics calculated from data provided by Smith Travel Research, Inc.® and excludes new properties open less than 2 years.

Hotels Owned

        As of December 31, 2009, the Company owned 51 hotels, with a total of 5,909 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

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

        The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the "lessee") under master hotel lease agreements. The Company also used the proceeds of its best-efforts offering to pay 2% of the gross purchase price for these hotels, which equals approximately $19.0 million, since inception, as a commission to Apple Suites Realty Group, Inc. ("ASRG"). ASRG is 100% owned by the Company's Chairman and Chief Executive Officer, Glade M. Knight.

        With the exception of assumed mortgage loans in 2008 on 15 of its hotel properties, substantially all of the purchases were funded with proceeds of the Company's best-efforts offering of Units. The following table summarizes the hotel, interest rate, maturity date, principal amount assumed with each mortgage, and outstanding principal balance as of December 31, 2009. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed	Outstanding Principal Balance as of Dec. 31, 2009
Concord, NC	Hampton Inn	6.10%	3/1/2017	$5,143	$5,033
Westford, MA	Residence Inn	6.50%	11/10/2010	7,199	6,923
Overland Park, KS	Residence Inn	5.74%	4/1/2015	7,079	6,812
Kansas City, MO	Residence Inn	5.74%	11/1/2015	11,645	11,382
Fayetteville, NC	Residence Inn	8.12%	11/1/2011	7,204	7,038
Greenville, SC	Residence Inn	6.03%	2/8/2017	6,512	6,391
Winston-Salem, NC	Courtyard	5.94%	12/8/2016	8,000	7,907
Birmingham, AL	Homewood Suites	6.03%	2/8/2017	11,815	11,596
Hilton Head, SC	Hilton Garden Inn	6.29%	4/11/2016	6,371	6,176
Tampa, FL	TownePlace Suites	6.06%	2/8/2017	8,268	8,124
Jacksonville, FL	Homewood Suites	6.03%	2/8/2017	17,159	16,856
Suffolk, VA	TownePlace Suites	6.03%	7/1/2017	6,630	6,448
Suffolk, VA	Courtyard	6.03%	7/1/2017	8,644	8,406
Savannah, GA	Hilton Garden Inn	5.87%	2/1/2017	5,679	5,523
Columbia, SC	Hilton Garden Inn	(a )	2/1/2012	11,576	11,101

				$128,924	$125,716

(a)
The interest rate on this mortgage is a variable rate based on 3-month LIBOR. As of December 31, 2009, the current interest rate was 4.93%.

        No goodwill was recorded in connection with any of the acquisitions.

Management and Franchise Agreements

        Each of the Company's 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport Hospitality Group, Inc. ("Newport"), Larry Blumberg & Associates ("LBA"), Western International ("Western"), Marriott International, Inc. ("Marriott"), White Lodging Services Corporation ("WLS"), Dimension Development Company ("Dimension"), Inn Ventures, Inc. ("Inn Ventures"), True North Hotel Group, Inc. ("True North"), Intermountain Management, LLC ("Intermountain"), MHH Management, LLC ("McKibbon") and Crestline Hotels & Resorts, Inc. ("Crestline"). The agreements provide for initial terms ranging from one to thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $6.0 million, $4.5 million and $45 thousand in management fees.

        Newport, LBA, Western, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10-30 years with certain agreements having renewal options. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $6.8 million, $5.2 million and $72 thousand in franchise fees.

Results of Operations

        As of December 31, 2009, the Company owned 51 hotels with 5,909 rooms. Forty-five hotels with 5,231 rooms were purchased during 2008. As of December 31, 2007, the Company owned six hotels with 678 rooms. The Company's operations did not commence until November 2007, when the Company purchased its first three hotels. As a result of the acquisition activity in 2008, a comparison of operations for 2009 to prior periods is not representative of the results that would have occurred if all hotels had been owned for the entire periods presented.

        Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. Due to a general decline in economic conditions throughout the United States, the financial results of the Company's hotels did not meet expectations during 2009. It is anticipated the properties' performance will continue to be below comparable pre-recession operating periods until general economic conditions improve. The Company will continue to aggressively pursue market opportunities and cost controls to improve results during and after the economic downturn. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many industry analysts forecast 0-5% declines in RevPAR in 2010, as compared to 2009. While reflecting the impact of declining economic activity, the Company's hotel performance as compared to other hotels within each individual market has generally met expectations for the period held.

        The Company separately evaluates the performance of each of its hotel properties. Until the acquisition of its hotel in New York, New York in 2008, the Company had one reportable segment as each hotel owned was not individually significant. Due to the significance of the New York, New York hotel, the Company now has two reportable segments.

Revenues

        The Company's principal source of revenue is hotel room revenue and other related revenue. For the year ended December 31, 2009, the Company had total revenue of $170.9 million. Revenue for the New York hotel was $14.5 million or 8% of total revenue for the year. For the year, the hotels achieved combined average occupancy of approximately 66%, ADR of $112 and RevPAR of $73. The New York hotel had average occupancy of 73%, ADR of $227 and RevPAR of $165. All other hotels combined had occupancy of 65%, ADR of $107 and RevPAR of $70. RevPAR is calculated as ADR multiplied by the occupancy percentage. ADR is calculated as room revenue divided by the number of rooms sold. The Company's 2009 Average RevPAR Index was 129.7. The market average is 100. The RevPAR index is a measure of each hotel's RevPAR compared to the average in the market.

        For the year ended December 31, 2008, the Company had total revenue of $133.3 million. Revenue for the New York hotel was $14.4 million or 11% of total revenue for the year. These results reflect hotel operations for the respective period of ownership for the 51 hotels owned at December 31, 2008. For the year ended December 31, 2008, the hotels achieved combined average occupancy of approximately 69%, ADR of $121 and RevPAR of $83. The New York hotel had average occupancy of 66%, ADR of $253 and RevPAR of $166. All other hotels combined had occupancy of 69%, ADR of $114 and RevPAR of $79. The Company's 2008 Average RevPAR Index was 124.9.

        The revenue rates earned by the Company are consistent with industry and brand averages. As supply of hotel rooms in the markets the Company serves met demand, and general economic conditions weakened in late 2008, the Company's revenues at some individual hotels experienced declines from anticipated results. As previously discussed, the Company expects the declines in occupancy levels, ADR and RevPAR to moderate in 2010 and turn slightly positive versus comparable periods in 2009. Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, with the significant number of renovations (15) in 2009 by the Company and the number of hotels that were new (9) when acquired by the Company, the Company anticipates moderate revenue growth in 2010 as compared to an anticipated slight decline for the industry as a whole. Additionally, with the overall economic declines, the Company continues to focus on improving market share as it was able to do in 2009 with a 4% increase in its average RevPAR Index compared to 2008.

        During the majority of 2009, the Company was in the process of completing its conversion of the New York hotel from an unbranded hotel to a Renaissance hotel. While the Company completed the conversion to a Renaissance in late April 2009, there were certain additional renovation requirements to complete during the course of the year. Consequently, the hotel had an average of 26 rooms out of service each night for the first nine months of the year and experienced other disruptions to its common areas. As a result of the conversion effort and declines in economic conditions, revenue at the hotel was unusually low for the first three quarters of 2009. The Company anticipates improvement in revenue in 2010, subject to general economic conditions in the United States and New York. The RevPAR Index for the New York hotel was 85.5 for 2009. The Company is aggressively working with Marriott management to increase the RevPAR Index and realized an index of 100.3 for the three months ending December 31, 2009.

Expenses

        For the year ended December 31, 2009, hotel direct expenses of the Company's hotels totaled $105.1 million or 61% of total revenue. The New York hotel had direct expenses of $10.0 million or 69% of its total revenue for the year. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

        In 2009 operating expense as a percentage of revenue was negatively impacted by the ramp up of several hotels that opened in the second half of 2008 and by renovations in 2009. The Company had approximately 27,000 room nights out of service due to renovations in 2009. Additionally, hotel operational expenses for 2009 reflect the impact of declining revenues at most of the Company's hotels, and the Company's efforts to control costs in such an economic environment. However, certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and cannot be curtailed or eliminated. The Company has been successful in reducing certain labor costs, food and supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. With the weakened economic conditions, the Company will continue to work with its management companies to reduce costs as aggressively as possible, however it is not anticipated these reductions will offset revenue declines.

        For the year ended December 31, 2008, hotel direct expenses of the Company's hotels totaled $77.6 million or 58% of total revenue. The New York hotel had direct expenses of $8.4 million or 59%

of its total revenue for the year. Operating expenses were negatively impacted in 2008 by start up costs associated with several new hotels and transition costs associated with changing managers in several acquisitions.

        Taxes, insurance, and other expense for the 2009 year totaled $10.2 million or 6% of total revenues of which approximately $355 thousand related to the New York hotel. Taxes, insurance, and other expense for the 2008 year totaled $6.8 million or 5% of total revenues of which approximately $418 thousand related to the New York hotel. The Company anticipates 2010 property taxes and insurance rates to remain consistent with 2009 rates.

        Land lease expense was $6.4 million for 2009 and $6.3 million for 2008. This expense represents the expense incurred by the Company to lease land for five hotel properties. Four of these hotels, located in New York, New York, Tallahassee, Florida, Virginia Beach, Virginia, and Savannah, Georgia were acquired in 2008. The fifth hotel, located in Somerset, New Jersey, was acquired in 2007. Land lease expense for the years ended December 31, 2009 and 2008 for the New York hotel was $5.9 million and $5.8 million.

        General and administrative expense for 2009 and 2008 was $4.5 million and $4.4 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees and reporting expenses.

        Depreciation expense was $32.9 million for 2009 and $22.0 million for 2008. This expense includes $5.9 million and $4.3 million for the New York hotel. Depreciation expense represents depreciation expense of the Company's hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

        For the 2009 year, the Company recognized investment income, net of $1.1 million, comprised of interest income (earnings on excess cash invested in short term money market instruments and certificates of deposit) and a realized gain of $1.0 million on the sale of a portion of its investment in equity securities of one public REIT. For the year ended December 31, 2008, the Company had investment income of $2.2 million. This investment income was comprised of $6.1 million of interest income offset by a marketable equity security impairment loss of $4.4 million and other net realized gains of $0.5 million. During 2008 the Company acquired and sold equity securities in several publicly traded Real Estate Investment Trusts ("REITs"). The remaining marketable equity security investment of $3.2 million is recorded at fair value in Other assets, net on the Company's Consolidated Balance Sheet at December 31, 2009.

        Interest expense for 2009 and 2008 totaled $7.4 million and $4.2 million and primarily represents interest expense incurred on mortgage loans assumed on 15 hotel properties acquired during 2008 and the Company's line of credit, offset by capitalized interest of $1.4 million and $0.7 million in 2009 and 2008 in conjunction with renovations.

Related Party Transactions

        The Company has significant transactions with related parties. These transactions cannot be construed to be arm's length, and the results of the Company's operations may be different if these transactions were conducted with non-related parties.

        The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company's real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2009, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred in 2009 under this contract.

        In January 2009 the Company purchased a 24% ownership interest in Apple Air Holding, LLC ("Apple Air"), for $3.2 million in cash. The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. The Company's investment in Apple Air is included in Other assets, net on the Company's Consolidated Balance Sheet. The Company records its share of income and losses of Apple Air under the equity method of accounting and adjusts its investment accordingly. The Company's share of Apple Air's loss in 2009 was approximately $460,000.

        The Company is party to an advisory agreement with Apple Eight Advisors, Inc. ("A8A"), pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Total expenses related to this agreement totaled $3.0 million in 2009, $2.7 million in 2008 and $626 thousand in 2007. Of this total expense, $1.0 million, $1.0 million, and $0.2 million were fees paid to A8A and $2.0 million, $1.7 million and $0.4 million were expenses reimbursed by A8A to Apple REIT Six, Inc. These expenses are recorded in General and Administrative expense.

        Including ASRG and A8A discussed above, Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company's Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

        During the fourth quarter of 2008, the Company entered into a series of assignments of contracts with Apple REIT Nine, Inc. ("AR9") to transfer its rights and obligations under three purchase contracts for four hotels which were under construction. Under the terms and conditions of the contracts, the Company assigned to AR9 all of its rights and obligations under these purchase contracts. No consideration or fees were paid to the Company for the assignment of the purchase contracts except for the reimbursement of the following payments previously made by the Company: (i) initial deposits totaling $1.2 million; and (ii) transactional costs paid to third parties totaling approximately $64,000. These reimbursement payments did not constitute or result in a profit or loss for the Company.

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

        Upon the Company's liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

        Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

  (1)
  substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

  (2)
  the termination or expiration without renewal of the advisory agreement with A8A, or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

  (3)
  the Company's common shares are listed on any securities exchange or quotation system or in any established market.

        Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) × 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

        No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders' interests.

        Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2009, expense would have ranged from $0 to in excess of $63.0 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

        The following is a summary of the Company's significant commercial commitments as of December 31, 2009. See "Capital Requirements and Resources" for a discussion of the Company's liquidity and available capital resources as of December 31, 2009.

		Amount of Commitments Expiring per Period
Commercial Commitments (000's)	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $42.6 million)	$226,689	$86,742	$22,831	$15,382	$101,734
Ground leases	240,691	3,806	7,945	8,429	220,511

	$467,380	$90,548	$30,776	$23,811	$322,245

Capital Requirements and Resources

        In November 2008 the Company entered into a $75.0 million revolving line of credit which expires in November 2010. The line of credit bears interest based on LIBOR. The line of credit was obtained to meet short-term cash needs as the Company planned to complete 12 hotel renovations in 2009 and newly opened properties would need a period to ramp up to normal operating status. During 2009, all of the planned renovations were in progress or completed. With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at December 31, 2009. The outstanding balance on the line as of December 31, 2009 was $58.3 million and its interest rate was 1.98%. The Company anticipates that cash flow from operations and the revolving line of credit will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders, capital expenditures and debt service. The Company will pursue extending its existing debt that is due in 2010 and additional financing in 2010 so that it can make distributions in excess of required amounts to maintain its REIT status. The Company intends to maintain a relatively stable dividend rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry, the Company will attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.

        To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2009 totaled $74.9 million and were paid monthly at a rate of $0.064167 per common share from May 2009 through December 2009, and at a prior monthly rate of $0.073334 per common share from January 2009 through April 2009. Total 2009 dividends paid equaled $0.806672 per common share and included a return of capital. For the same period the Company's cash generated from operations was approximately $45.7 million. Due to the inherent delay between raising capital and investing that same capital in income producing real estate (including hotel renovations), the difference between distributions paid and cash generated from operations has been funded from remaining proceeds from the Company's initial public offering of Units (completed in April 2008) and the Company's line of credit, and this portion of distributions is expected to be treated as a return of capital for federal income tax purposes. Since a portion of distributions has to date been funded with proceeds from the offering of Units and the line of credit, the Company's ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company's properties to generate cash from operations at this level or obtain additional financing. Since there can be no assurance that the properties owned by the Company will provide income at this level, or that the Company can obtain additional financing, there can be no assurance as to the classification or duration of distributions at the current rate. Additionally, in light of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company's distribution rate relative to the performance of the hotels on an ongoing basis and may make additional adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. Effective with the common stock dividend paid in May 2009, the Company's annual dividend distribution rate was reduced to $0.77 per share (or $0.064167 monthly per share) from the prior $0.88 annual distribution rate per share (or $0.073334 monthly per share).

        The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company's capital expenditures with respect to the hotels. As of December 31, 2009, the Company held $11.3 million in reserve for capital expenditures.

        The Company completed the conversion of the hotel in New York to a Renaissance franchised hotel in April 2009. Through December 31, 2009, the Company had spent $20.4 million on the conversion. The Company also completed 11 other renovations in 2009. Total capital expenditures for 2009 for all renovations and items recurring in nature were $24.8 million. Total capital expenditures for all hotels in 2010 is anticipated to be approximately $11 million including the completion of 3 renovations in progress at December 31, 2009.

        In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company's Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through December 31, 2009, approximately 3.9 million Units were issued under the plan representing approximately $42.8 million, including 2.4 million Units for $26.8 million in 2009 and 1.5 million Units for $16.0 million redeemed in 2008.

        The Company's Board of Directors has approved a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding for the year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2009, the Company has redeemed approximately 1.4 million Units in the amount of $14.2 million under the program, including 1.3 million Units in the amount of $13.1 million in 2009 and 102,000 Units in the amount of $1.1 million redeemed in 2008.

Subsequent Events

        In January 2010, the Company declared and paid $6.0 million or $.064167 per common share, in a distribution to its common shareholders, of which $2.2 million or 197,502 Units were reinvested under the Company's Dividend Reinvestment Plan.

        On January 20, 2010, the Company redeemed 216,358 Units in the amount of $2.2 million under its Unit Redemption Program.

        In February 2010, the Company declared and paid $6.0 million or $.064167 per common share, in a distribution to its common shareholders, of which $2.2 million or 197,454 Units were reinvested under the Company's Dividend Reinvestment Plan.

Impact of Inflation

        Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators' ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Business Interruption

        Being in the real estate industry, the Company is exposed to natural disasters both locally and nationally, and although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company's financial position or results of operations.

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

Critical Accounting Policies

        The following contains a discussion of what the Company believes to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company's financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on the Company's reported results of operations and financial condition.

Capitalization Policy

        The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment Losses Policy

        The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry data, is less than the properties' carrying amounts. Impairment losses are measured as the difference between the asset's fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Recent Accounting Pronouncements

Accounting Standards Codification

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP"). The standard explicitly recognizes rules and interpretive releases of the Securities Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests

        In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company's analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise's involvement with a variable interest entity. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard is not anticipated to have a material impact on the Company's consolidated financial statements.

Subsequent Events

        In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, this pronouncement is based on the same principles as those that previously existed in the auditing standards. This pronouncement was effective for the Company beginning June 30, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

        In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies. This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2009, the Company's financial instruments were not exposed to significant market risk due to foreign currency exchange risk, or commodity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its line of credit and due to its variable interest rate mortgage on its Columbia, South Carolina hotel. The Company had an outstanding balance of $58.3 million on its $75 million line of credit at December 31, 2009, and to the extent it utilizes the line of credit, the Company will be exposed to changes in short-term interest rates. The outstanding balance on the Company's variable rate mortgage was $11.1 million at December 31, 2009. Based on these outstanding balances at December 31, 2009, every 100 basis points change in interest rates will impact the Company's annual net income by $0.7 million, all other factors remaining the same. The Company's cash balance at December 31, 2009 was $0.

        As of December 31, 2009, the Company was exposed to market risk due to equity price risk. At December 31, 2009, the Company owned marketable equity securities, classified as available-for-sale, with a market value of $3.2 million and an unrealized gain of $2.4 million. These securities were comprised of one publicly traded Real Estate Investment Trust. There is no assurance that future declines in values will not have an adverse impact on the Company's future results of operations.

        In addition to its variable rate debt discussed above, the Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements, one variable rate note and a variable rate line of credit. The following table summarizes the annual maturities and average interest rates of the Company's notes payable outstanding at December 31, 2009. All dollar amounts are in thousands.

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Market Value
Maturities	$78,115	$8,681	$1,838	$1,966	$2,089	$91,376	$184,065	$185,968
Average Interest rate	5.3%	6.1%	6.0%	6.0%	6.0%	6.0%

Item 8.    Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 5, 2010
To the Shareholders
Apple REIT Eight, Inc.

        Management of Apple REIT Eight, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

        The Company's internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

        Based on this assessment, management has concluded that as of December 31, 2009, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the Company's internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT Glade M. Knight Chairman and Chief Executive Officer	/s/ BRYAN PEERY Bryan Peery Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple REIT Eight, Inc.

        We have audited Apple REIT Eight, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Eight, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Apple REIT Eight, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Apple REIT Eight, Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Eight, Inc.

        We have audited the accompanying consolidated balance sheets of Apple REIT Eight, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Eight, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Eight, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Richmond, Virginia
March 5, 2010

Apple REIT Eight, Inc.

Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Investment in hotels, net of accumulated depreciation of $55,282 and $22,377	$974,773	$982,886
Restricted cash-furniture, fixtures and other escrows	12,268	10,720
Due from third party managers, net	3,919	3,942
Other assets, net	7,891	5,500

TOTAL ASSETS	$998,851	$1,003,048

LIABILITIES
Accounts payable and accrued expenses	$14,465	$10,126
Intangible liabilities, net	11,112	11,914
Notes payable	184,175	138,704

TOTAL LIABILITIES	209,752	160,744
SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,643,430 and 92,478,078 shares	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,643,430 and 92,478,078 shares	927,269	913,459
Distributions greater than net income	(140,598)	(71,179)
Accumulated other comprehensive income	2,404	—

TOTAL SHAREHOLDERS' EQUITY	789,099	842,304

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$998,851	$1,003,048

See notes to consolidated financial statements.
Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Year ended December 31, 2009	For the Year ended December 31, 2008	For the period January 22, 2007 (Initial Capitalization) through December 31, 2007
Revenues:
Room revenue	$158,316	$124,208	$1,385
Other revenue	12,569	9,076	100

Total revenue	170,885	133,284	1,485
Expenses:
Operating expense	46,154	34,563	388
Hotel administrative expense	16,145	12,314	139
Sales and marketing	12,999	8,719	103
Utilities	7,828	5,624	69
Repair and maintenance	9,129	6,633	70
Franchise fees	6,813	5,218	72
Management fees	6,023	4,541	45
Taxes, insurance and other	10,188	6,818	116
Land lease expense	6,376	6,258	49
General and administrative	4,523	4,359	1,046
Depreciation expense	32,907	22,044	333

Total expenses	159,085	117,091	2,430
Operating income/(loss)	11,800	16,193	(945)
Investment income, net	1,071	2,225	6,353
Interest expense	(7,366)	(4,153)	(10)

Net income	$5,505	$14,265	$5,398

Unrealized gain on investments	2,404	—	—

Comprehensive income	$7,909	$14,265	$5,398

Basic and diluted net income per common share	$0.06	$0.16	$0.35

Weighted average common shares outstanding—basic and diluted	92,963	87,271	15,376
Distributions declared and paid per common share	$0.81	$0.88	$0.40

See notes to consolidated financial statements.
Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statements of Shareholders' Equity
(in thousands, except per share data)

	Common Stock		Class B Convertible Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Distributions Greater than Net Income	Total
Initial capitalization January 22, 2007	—	$—	240	$24	$—	$24
Net proceeds from the sale of common shares	68,943	679,361	—	—	—	679,361
Net income	—	—	—	—	5,398	5,398
Cash distributions declared to shareholders ($0.40 per share)	—	—	—	—	(14,464)	(14,464)

Balance at December 31, 2007	68,943	679,361	240	24	(9,066)	670,319
Net proceeds from the sale of common shares	23,637	235,164	—	—	—	235,164
Common shares redeemed	(102)	(1,066)	—	—	—	(1,066)
Net income	—	—	—	—	14,265	14,265
Cash distributions declared to shareholders ($0.88 per share)	—	—	—	—	(76,378)	(76,378)

Balance at December 31, 2008	92,478	913,459	240	24	(71,179)	842,304
Net proceeds from the sale of common shares	2,439	26,952	—	—	—	26,952
Common shares redeemed	(1,274)	(13,142)	—	—	—	(13,142)
Comprehensive income	—	—	—	—	7,909	7,909
Cash distributions declared to shareholders ($0.81 per share)	—	—	—	—	(74,924)	(74,924)

Balance at December 31, 2009	93,643	$927,269	240	$24	$(138,194)	$789,099

See notes to consolidated financial statements.
Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Apple REIT Eight, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	For the Year ended December 31, 2009	For the Year ended December 31, 2008	For the period January 22, 2007 (Initial Capitalization) through December 31, 2007
Cash flow from operating activities:
Net income	$5,505	$14,265	$5,398
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	32,907	22,044	333
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	(182)	(718)	—
Net realized (gain)/loss on sale of investments	(1,029)	362	—
Impairment of equity securities	—	4,397	—
Changes in operating assets and liabilities:
Increase (decrease) in other assets	2,390	(2,296)	(22)
Increase (decrease) in funds due from third party managers	23	(3,654)	(370)
Increase in accounts payable and accrued expenses	6,125	5,314	224

Net cash provided by operating activities	45,739	39,714	5,563
Cash flow from investing activities:
Increase in capital improvement reserves	(1,785)	(1,657)	—
Cash paid for the acquisition of hotel properties	—	(747,997)	(87,643)
Deposits and other disbursements for the potential acquisition of hotel properties	—	—	(20,906)
Purchase of investments in equity securities—available for sale	—	(30,562)	—
Proceeds from sale of equity securities—available for sale	1,329	24,711	—
Investment in other assets	(3,240)	—	—
Capital improvements	(26,683)	(11,349)	—

Net cash used in investing activities	(30,379)	(766,854)	(108,549)
Cash flow from financing activities:
Net proceeds related to issuance of common stock	26,834	235,120	679,435
Redemptions of common stock	(13,142)	(1,066)	—
Cash distributions paid to common shareholders	(74,924)	(76,378)	(14,464)
Net proceeds from line of credit	48,090	10,258	—
Payments of notes payable	(2,218)	(967)	—
Deferred financing costs	—	(1,836)	—

Net cash provided by (used in) financing activities	(15,360)	165,131	664,971
Net (decrease)/increase in cash and cash equivalents	—	(562,009)	561,985
Cash and cash equivalents, beginning of period	—	562,009	24

Cash and cash equivalents, end of period	$—	$—	$562,009

Supplemental information:
Interest paid	$8,564	$4,242	$—
Non-cash transactions:
Notes payable assumed in acquisitions	$—	$128,924	$—
Intangible liabilities assumed in acquisition	$—	$12,685	$—

See notes to consolidated financial statements.
Note: The Company was initially capitalized on January 22, 2007 and commenced operations November 9, 2007.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

        Apple REIT Eight, Inc. (the "Company") is a Virginia corporation formed to invest in real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company has no foreign operations or assets and as of December 31, 2009, its operations include two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

        The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the "Lessee"), which lease all of the Company's hotels.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. All cash and cash equivalents are currently held at two institutions, Wachovia Bank, N.A. (a subsidiary of Wells Fargo & Company) and BB&T Corporation, and the balances may at times exceed federal depository insurance limits.

Investment in Hotels and Related Depreciation

        The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. ("ASRG"), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, ten years for major improvements and three to seven years for furniture and equipment.

        The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to a single asset, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

        The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties, based on historic and industry data, are less than their carrying amount. Impairment losses are measured as the difference between the asset's fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Other Assets

        The Company has an investment in equity securities of a publicly traded REIT that are classified as available-for-sale and are included in Other assets, net in the Company's Consolidated Balance Sheets at fair value which was $3.2 million at December 31, 2009 and $1.1 million at December 31,

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

2008. In accordance with the FASB pronouncement for investments in debt and equity securities, the investment is classified as Level 1 as the fair value is determined based on quoted prices of identical investments. Realized gains and losses on the sale of investments, as well as declines in value of a security considered to be other than temporary, are recognized in operations on the specific identification basis. The Company reviews the status of any security quarterly to determine whether an other-than-temporary impairment has occurred. Upon review of its investment for the fourth quarter of 2008, the Company determined that the decline in value was other-than-temporary, and recognized an impairment loss of $4.4 million in 2008. This loss is reported in Investment income, net in the Company's Consolidated Statements of Operations with other net realized gains of $0.5 million and interest income of $6.1 million. The Company continues to review the investment for impairment on a quarterly basis, and no additional impairment was recognized in 2009. The Company sold a portion of its investment in 2009, resulting in a realized gain of $1.0 million, which is included in Investment income, net with interest income.

        Also, included in Other assets, net as of December 31, 2009 on the Company's consolidated balance sheet is a 24% ownership interest in Apple Air Holding, LLC ("Apple Air"), purchased by the Company for $3.2 million in cash in January 2009. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The Company's ownership interest was $2.8 million at December 31, 2009. The Company recorded a $460 thousand loss as its share of the 2009 net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in General and administrative expense in the Company's Consolidated Statements of Operations.

Revenue Recognition

        Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel's services.

Offering Costs

        In April 2008, the Company completed its best-efforts offering of Units (each Unit consists of one common share, no par value, and one Series A preferred share) by David Lerner Associates, Inc., which received a selling commission and a marketing expense allowance based on proceeds of the Units sold. Additionally, the Company incurred other offering costs including costs for legal, accounting and reporting services. These offering costs are recorded by the Company as a reduction of shareholders' equity. From the Company's initial capitalization on January 22, 2007 through the conclusion of the offering, the Company sold 91.1 million Units for gross proceeds of $1.0 billion and proceeds net of offering costs of $899 million.

Comprehensive Income

        For the year ending December 31, 2009, the Company recorded comprehensive income which resulted from the unrealized gain of $2.4 million from its investment in marketable equity securities. For the year ended December 31, 2008 and the period ended December 31, 2007, the Company recorded no comprehensive income other than net income.

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

Earnings Per Common Share

        Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2009, 2008 or 2007. As a result, basic and dilutive outstanding shares were the same. Series B preferred convertible shares are not included in earnings per common share calculations until such time the Series B preferred convertible shares are converted to common shares.

Federal Income Taxes

        The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. Distributions in 2009 of $0.81 per share for tax purposes were 33% ordinary income and 67% return of capital (unaudited). The characterization of 2008 distributions of $0.88 per share for tax purposes was 53% ordinary income and 47% return of capital (unaudited). The characterization of 2007 distributions of $0.40 per share for tax purposes was 30% ordinary income and 70% return of capital (unaudited).

        The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2009, 2008 and 2007, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $27 million as of December 31, 2009. The net operating loss carry forward will expire beginning in 2027. There are no material differences between the book and tax cost basis of the Company's assets.

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

Recent Accounting Pronouncements

Accounting Standards Codification

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a pronouncement establishing the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP"). The standard explicitly recognizes rules and interpretive releases of the Securities Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for

Notes to Consolidated Financial Statements (Continued)

Note 1 (Continued)

financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Noncontrolling Interests

        In June 2009, the FASB issued a pronouncement which amends its guidance surrounding a company's analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise's involvement with a variable interest entity. This pronouncement is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Subsequent Events

        In May 2009, the FASB issued a pronouncement which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Although there is new terminology, this pronouncement is based on the same principles as those that previously existed in the auditing standards. This pronouncement was effective for the Company beginning June 30, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Assets Acquired or Liabilities Assumed in a Business Combination

        In April 2009, the FASB issued a pronouncement which amends its guidance for all assets acquired and all liabilities assumed in a business combination that arise from contingencies. This pronouncement states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized as of the acquisition date if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This pronouncement was adopted by the Company in the first quarter of 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

Note 2

Investments in Hotels

        As of December 31, 2009, the Company owned 51 hotels, located in nineteen states, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hampton Inn	5	550
Hampton Inn & Suites	3	298
Hilton Garden Inn	6	717
Homewood Suites	5	536
Courtyard	11	1,443
Fairfield Inn & Suites	3	331
Marriott	1	226
Residence Inn	10	1,067
SpringHill Suites	3	289
TownePlace Suites	3	252
Renaissance	1	200

Total	51	5,909

        Investment in hotels consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Land	$87,875	$87,917
Building and Improvements	874,620	860,013
Furniture, Fixtures and Equipment	67,560	57,333

	1,030,055	1,005,263
Less Accumulated Depreciation	(55,282)	(22,377)

Investment in hotels, net	$974,773	$982,886

Notes to Consolidated Financial Statements (Continued)

Note 2 (Continued)

        The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	$8,000
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	131	18,832
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
New York	NY	Renaissance	Marriott	1/4/2008	200	99,000
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	16,500
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800

					5,909	$950,745

Notes to Consolidated Financial Statements (Continued)

Note 2 (Continued)

        The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its best-efforts offering to pay 2% of the gross purchase price for these hotels, which equals approximately $19.0 million, as a commission to ASRG.

        The purchase price of the hotels plus the ASRG commission and other closing costs were allocated to the various components such as land, buildings and improvements, furniture and equipment, and intangible assets based on the fair value of each component. No goodwill was recorded in connection with any of the acquisitions. Generally, the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. However, in conjunction with two hotel acquisitions in 2008, one in New York, New York and one in Savannah, Georgia, amounts were identified and allocated to Intangible liabilities, net in the Company's Consolidated Balance Sheets. These amounts are being amortized to rental income and land lease expense over the remaining terms of the associated contracts (terms range from 8-46 years). The total value of these liabilities was $10.2 million for the New York hotel and $2.4 million for the Savannah, Georgia hotel. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

        In addition to the gross purchase price for the hotels in New York, New York, Tallahassee, Florida, one of the Virginia Beach, Virginia hotels, the hotel in Savannah, Georgia, and the hotel in Somerset, New Jersey, the Company assumed land leases with total remaining minimum lease payments of $240.7 million at December 31, 2009. Also, as part of the purchase of the New York, New York hotel, the Company assumed six leases for retail space in the building. The remaining minimum lease payments to be received are $9.5 million at December 31, 2009. Rental income from these leases is recorded in "Other Revenue" in the Company's Consolidated Statements of Operations.

Note 3

Notes Payable and Credit Agreements

        In conjunction with the acquisition of 15 hotel properties in 2008, the Company assumed mortgage notes payable, secured by the applicable hotel property. The following table summarizes the hotel,

Notes to Consolidated Financial Statements (Continued)

Note 3 (Continued)

interest rate, maturity date, principal amount assumed and the outstanding balance as of December 31, 2009 and December 31, 2008. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed	Outstanding Principal Balance as of Dec. 31, 2009	Outstanding Principal Balance as of Dec. 31, 2008
Concord, NC	Hampton Inn	6.10%	3/1/2017	$5,143	$5,033	$5,098
Westford, MA	Residence Inn	6.50%	11/10/2010	7,199	6,923	7,092
Overland Park, KS	Residence Inn	5.74%	4/1/2015	7,079	6,812	6,976
Kansas City, MO	Residence Inn	5.74%	11/1/2015	11,645	11,382	11,543
Fayetteville, NC	Residence Inn	8.12%	11/1/2011	7,204	7,038	7,141
Greenville, SC	Residence Inn	6.03%	2/8/2017	6,512	6,391	6,469
Winston-Salem, NC	Courtyard	5.94%	12/8/2016	8,000	7,907	8,000
Birmingham, AL	Homewood Suites	6.03%	2/8/2017	11,815	11,596	11,738
Hilton Head, SC	Hilton Garden Inn	6.29%	4/11/2016	6,371	6,176	6,302
Tampa, FL	TownePlace Suites	6.06%	2/8/2017	8,268	8,124	8,222
Jacksonville, FL	Homewood Suites	6.03%	2/8/2017	17,159	16,856	17,062
Suffolk, VA	TownePlace Suites	6.03%	7/1/2017	6,630	6,448	6,579
Suffolk, VA	Courtyard	6.03%	7/1/2017	8,644	8,406	8,576
Savannah, GA	Hilton Garden Inn	5.87%	2/1/2017	5,679	5,523	5,635
Columbia, SC	Hilton Garden Inn	(a)	2/1/2012	11,576	11,101	11,523

				$128,924	$125,716	$127,956

(a)
The interest rate on this mortgage is a variable rate based on 3-month LIBOR. As of December 31, 2009, the current interest rate was 4.93%.

        In November 2008, the Company entered into a $75 million line of credit. The line matures in November 2010 and bears interest at the London Interbank Borrowing Rate ("LIBOR") plus 1.75% annually. As of December 31, 2009, there was $58.3 million outstanding on the line of credit at an interest rate of 1.98%. The balance at December 31, 2008 was $10.3 million. The line of credit is unsecured, however does contain a negative pledge agreement that requires approval from the lender to materially change the Company's investment in 10 properties including using those 10 properties as security for additional financing.

        The aggregate amounts of principal payable under the Company's notes payable, for the five years subsequent to December 31, 2009 and thereafter are as follows (in thousands):

Total
2010	$78,115
2011	8,681
2012	1,838
2013	1,966
2014	2,089
Thereafter	91,376

184,065
Fair Value Adjustment of Assumed Debt	110

Total	$184,175

Notes to Consolidated Financial Statements (Continued)

Note 3 (Continued)

        A fair value adjustment was recorded for the assumption of nine above market rate mortgage loans (premium) and five below market rate mortgage loans (discount) in connection with the Company's hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 5.4% to 6.9% at the date of assumption. The total adjustment to interest expense was $298 thousand and $115 thousand for the years ended December 31, 2009 and 2008.

        The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of December 31, 2009, the carrying value and estimated fair value of the Company's debt was $184.2 million and $186.0 million. As of December 31, 2008, the carrying value and estimated fair value of the Company's debt was $138.7 million and $148.4 million.

        During 2008, the Company incurred loan origination costs related to the assumption of the mortgage obligations on purchased hotels and on the line of credit facility, totaling $1.8 million. Such costs are amortized over the period to maturity of the applicable mortgage loan, or to termination of the applicable credit agreement, as an addition to interest expense. Amortization of such costs totaled $340 thousand and $168 thousand for the years ended December 31, 2009 and 2008.

        The Company's Interest expense in its Consolidated Statements of Operations is net of capitalized interest of $1.4 million and $0.7 million for the years ended December 31, 2009 and 2008. The interest was capitalized in conjunction with hotel renovations.

Note 4

Shareholders' Equity

        The Company concluded its best-efforts offering of Units in April 2008. The Company registered its Units on Registration Statement Form S-11 (File No. 333-140548) filed July 19, 2007. The Company began its best-efforts offering (the "Offering") of Units, on July 19, 2007, the same day the Registration Statement was declared effective by the Securities and Exchange Commission.

        The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company's assets. The priority distribution ("Priority Distribution") will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

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

Notes to Consolidated Financial Statements (Continued)

Note 4 (Continued)

        There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the articles of incorporation that would adversely affect the Series B convertible preferred shares.

        Upon the Company's liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company's assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

        Each holder of outstanding Series B convertible preferred shares shall have the right to convert any of such shares into common shares of the Company upon and for 180 days following the occurrence of any of the following events:

          (1)   substantially all of the Company's assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company;

          (2)   the termination or expiration without renewal of the advisory agreement with Apple Eight Advisors, Inc. ("A8A"), or if the Company ceases to use ASRG to provide property acquisition and disposition services; or

          (3)   the Company's common shares are listed on any securities exchange or quotation system or in any established market.

        Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that after raising gross proceeds of $1 billion, the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) × 1.20568, where X is the additional gross proceeds rounded down to the nearest 50 million.

        No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders' interests.

        Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2009, expense would have ranged from $0 to in excess of $63 million (assumes $11 per Unit fair market value) which represents approximately 5.8 million shares of common stock.

Notes to Consolidated Financial Statements (Continued)

Note 4 (Continued)

        The Company's Board of Directors has approved a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year will be three percent of the weighted average number of Units outstanding for the year. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2009, the Company has redeemed approximately 1.4 million Units in the amount of $14.2 million under the program, including 1.3 million Units in the amount of $13.1 million in 2009 and 102,000 Units in the amount of $1.1 million redeemed in 2008.

        In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company's Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through December 31, 2009, approximately 3.9 million Units were issued under the plan representing approximately $42.8 million, including 2.4 million Units for $26.8 million in 2009 and 1.5 million Units for $16.0 million redeemed in 2008.

        The Company's articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders' meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the Board of Directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

Notes to Consolidated Financial Statements (Continued)

Note 5

Stock Incentive Plans

        During 2007, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the "Directors Plan") whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,599,545.

        Also in 2007, the Board of Directors approved an Incentive Stock Option Plan (the "Incentive Plan") whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units that can be issued under the Incentive Plan is 4,029,318.

        Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2009, 2008 and 2007, the Company granted options to purchase 74,284, 72,900 and 22,000 Units under the Directors Plan and granted no options under the Incentive Plan. All of the options issued vested at the date of issuance and have an exercise price of $11 per Unit. Activity in the Company's share option plan during 2009, 2008 and 2007 is summarized in the following table:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Outstanding, beginning of year:	94,900	22,000	—
Granted	74,284	72,900	22,000
Exercised	—	—	—
Expired or canceled	—	—	—
Outstanding, end of year:	169,184	94,900	22,000

Exercisable, end of year:	169,184	94,900	22,000

The weighted-average exercise price:	$11.00	$11.00	$11.00

        The Company records compensation expense related to the issuance of stock options based on a determination of the fair value of options issued. Compensation expense associated with the issuance of stock options was $118 thousand in 2009, $61 thousand in 2008 and $20 thousand in 2007.

Note 6

Management and Franchise Agreements

        Each of the Company's 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Newport Hospitality Group, Inc. ("Newport") (9), Larry Blumberg & Associates ("LBA") (3), Western International ("Western") (1), Marriott International, Inc. ("Marriott") (3), White Lodging Services Corporation ("WLS") (1), Dimension Development Company ("Dimension") (4), Inn Ventures, Inc. ("Inn Ventures") (1), True North Hotel Group, Inc. ("True North") (7), Intermountain Management, LLC ("Intermountain") (7), MHH Management, LLC ("McKibbon") (7) and Crestline Hotels & Resorts, Inc. ("Crestline") (8). The agreements provide for initial terms ranging from one to

Notes to Consolidated Financial Statements (Continued)

Note 6 (Continued)

thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $6.0 million, $4.5 million and $45 thousand in management fees.

        Newport, LBA, Western, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for a term of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10-30 years with certain agreements having options to renew. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2009, 2008 and 2007 the Company incurred approximately $6.8 million, $5.2 million and $72 thousand in franchise fees.

Note 7

Related Parties

        The Company has significant transactions with related parties. These transactions cannot be construed to be arm's length, and the results of the Company's operations may be different if these transactions were conducted with non-related parties.

        The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company's real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2009, payments to ASRG for services under the terms of this contract have totaled $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred in 2009 under this contract.

        The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Total expenses related to this agreement totaled $3.0 million in 2009, $2.7 million in 2008 and $626 thousand in 2007. Of this total expense, $1.0 million, $1.0 million, and $0.2 million were fees paid to A8A and $2.0 million, $1.7 million and $0.4 million were expenses reimbursed by A8A to Apple REIT Six, Inc.

        Through a contractual arrangement with Apple REIT Six, Inc., A8A provides the Company with support services. The Company reimburses A8A for the cost of the services provided by Apple REIT Six, Inc. A8A in turn reimburses Apple REIT Six, Inc. Through similar contractual arrangements, Apple REIT Six, Inc. provides support services to ASRG, Apple Six Advisors, Inc. ("A6A"), Apple Seven Advisors, Inc. ("A7A"), Apple Nine Advisors, Inc. ("A9A"), Apple REIT Seven, Inc., and Apple

Notes to Consolidated Financial Statements (Continued)

Note 7 (Continued)

REIT Nine, Inc. A6A provides day to day advisory and administrative functions for Apple REIT Six, Inc., A7A provides day to day advisory and administrative functions for Apple REIT Seven, Inc., and A9A provides day to day advisory and administrative functions for Apple REIT Nine, Inc. ASRG, ASA, A6A, A7A, A8A and A9A are 100% owned by Glade Knight, the Company's Chairman and Chief Executive Officer.

        Including ASRG, A6A, A7A, A8A and A9A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company's Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

        During the fourth quarter of 2008, the Company entered into a series of assignments of contracts with Apple REIT Nine, Inc. ("AR9") to transfer its rights and obligations under three purchase contracts for four hotels which are under construction. Under the terms and conditions of the contracts, the Company assigned to AR9 all of its rights and obligations under these purchase contracts. No consideration or fees were paid to the Company for the assignment of the purchase contracts except for the reimbursement of the following payments previously made by the Company: (i) initial deposits totaling $1.2 million; and (ii) transactional costs paid to third parties totaling approximately $64,000. These reimbursement payments did not constitute or result in a profit or loss for the Company.

Note 8

Pro Forma Information (Unaudited)

        The following unaudited pro forma information for the years ended December 31, 2008 and 2007, is presented as if the acquisitions of the 51 hotels owned at December 31, 2009 had occurred on the latter of January 1, 2007 or the opening date of the hotel. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods.

        The pro forma information reflects adjustments for actual revenues and expenses of the 51 hotels acquired in 2008 and 2007 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner's debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company's basis in the hotels. Amounts are in thousands except per share.

	Year ended December 31, 2008	Year ended December 31, 2007
Hotel revenues	$180,277	$162,822
Net income	22,010	17,502
Net income per share—basic and diluted	$0.24	$0.25

Notes to Consolidated Financial Statements (Continued)

Note 9

Commitments

        In connection with the acquisition of five hotels, the Company assumed five land leases. The initial terms of the leases range from approximately 15 to 80 years. One of the lease's rent is adjusted periodically for consumer price index increases. Two of the leases have defined escalations over the life of the lease and straight-line rent is being recorded to reflect the average rent over the life of the leases. The accrued straight line lease liability balance at December 31, 2009 and 2008 was $5.6 million and $2.8 million and is recorded in Accounts payable and accrued expenses on the Company's Consolidated Balance Sheets.

        The aggregate amounts of the estimated lease payments pertaining to all land leases, for the five years subsequent to December 31, 2009 and thereafter are as follows (in thousands):

Total
2010	$3,806
2011	3,916
2012	4,029
2013	4,146
2014	4,283
Thereafter	220,511

Total	$240,691

        Also, as part of the purchase of the New York, New York hotel, the Company assumed six leases for retail space in the building. The remaining terms of these leases range from approximately four to nine years and the remaining minimum lease payments to be received are approximately $9.5 million. The aggregate amount of the minimum rentals to be received for the five years subsequent to December 31, 2009 and thereafter are as follows (in thousands):

Total
2010	$1,673
2011	1,815
2012	1,846
2013	1,385
2014	855
Thereafter	1,881

Total	$9,455

        Rental income from these leases is recorded in Other revenue in the Company's Consolidated Statements of Operations.

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

Notes to Consolidated Financial Statements (Continued)

Note 10 (Continued)

Due to the significance of the New York hotel, the Company now has two reportable segments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. Dollar amounts are in thousands.

	For the year ended December 31, 2009
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated
Total revenue	$14,487	$156,398	$—	$170,885
Hotel operating expenses	16,242	105,413	—	121,655
General and administrative expense	—	—	4,523	4,523
Depreciation expense	5,879	27,028	—	32,907

Operating income/(loss)	(7,634)	23,957	(4,523)	11,800
Investment income, net	—	—	1,071	1,071
Interest (expense)/income	809	(7,222)	(953)	(7,366)

Net income/(loss)	$(6,825)	$16,735	$(4,405)	$5,505

Total assets	$123,248	$869,464	$6,139	$998,851

	For the year ended December 31, 2008
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated
Total revenue	$14,380	$118,904	$—	$133,284
Hotel operating expenses	14,710	75,978	—	90,688
General and administrative expense	—	—	4,359	4,359
Depreciation expense	4,259	17,785	—	22,044

Operating income/(loss)	(4,589)	25,141	(4,359)	16,193
Investment income, net	—	—	2,225	2,225
Interest (expense)/income	—	(3,936)	(217)	(4,153)

Net income/(loss)	$(4,589)	$21,205	$(2,351)	$14,265

Total assets	$119,582	$880,208	$3,258	$1,003,048

Notes to Consolidated Financial Statements (Continued)

Note 11

Quarterly Financial Data (unaudited)

        The following is a summary of quarterly results of operations for the year ended December 31, 2009 and 2008. Net income for the fourth quarter of 2008 includes approximately $7.3 million of costs associated with investment losses and $1 million in start up costs for new hotels.

2009 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$36,960	$45,536	$48,349	$40,040
Net income / (loss)	$(1,882)	$3,328	$4,501	$(442)
Basic and diluted income / (loss) per common share	$(0.02)	$0.04	$0.05	$—
Distributions paid per share	$0.220	$0.202	$0.193	$0.193

2008 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$12,611	$32,219	$49,118	$39,336
Net income / (loss)	$5,516	$7,298	$9,460	$(8,009)
Basic and diluted income / (loss) per common share	$0.07	$0.08	$0.10	$(0.09)
Distributions paid per share	$0.220	$0.220	$0.220	$0.220

Note 12

Subsequent Events

        In January 2010, the Company declared and paid $6.0 million or $.064167 per common share, in a distribution to its common shareholders, of which $2.2 million or 197,502 Units were reinvested under the Company's Dividend Reinvestment Plan.

        On January 20, 2010, the Company redeemed 216,358 Units in the amount of $2.2 million under its Unit Redemption Program.

        In February 2010, the Company declared and paid $6.0 million or $.064167 per common share, in a distribution to its common shareholders, of which $2.2 million or 197,454 Units were reinvested under the Company's Dividend Reinvestment Plan.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A.    Controls and Procedures

        Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective and that there have been no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

        See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company's Independent Registered Public Accounting Firm's attestation report regarding internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2010 Proxy Statement is incorporated herein by this reference.

Item 11.    Executive Compensation

        The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2010 Proxy Statement is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2010 Proxy Statement is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2010 Proxy Statement is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services

        This information required by Item 9(e) of Schedule 14A will be set forth in the Company's 2010 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2010 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        1.     Financial Statements of Apple REIT Eight, Inc.

    Report of Management on Internal Control Over Financial Reporting

    Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

    Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

    Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

    Consolidated Statements of Operations for the years ended December 31, 2009, December 31, 2008 and the period January 22, 2007 (initial capitalization) through December 31, 2007

    Consolidated Statements of Shareholders' Equity for the years ended December 31, 2009, December 31, 2008 and the period January 22, 2007 (initial capitalization) through December 31, 2007

    Consolidated Statements of Cash Flows for the years ended December 31, 2009, December 31, 2008 and the period January 22, 2007 (initial capitalization) through December 31, 2007

    Notes to Consolidated Financial Statements

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

        3.     Exhibits

    Incorporated herein by reference are the exhibits listed under "Exhibits Index" to this Report Available at www.sec.gov.

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2009
(dollars in thousands)

				Initial Cost		Subsequently Capitalized
City	State	Brand	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
Birmingham	AL	Homewood Suites	$11,596	$1,180	$15,913	$295	$17,388	$(868)	2005	May-08	3 - 39 yrs.	95
Rogers	AR	Fairfield Inn & Suites	—	886	7,389	1,157	9,432	(502)	2002	February-08	3 - 39 yrs.	99
Rogers	AR	Residence Inn	—	924	11,183	211	12,318	(694)	2003	February-08	3 - 39 yrs.	88
Springdale	AR	Residence Inn	—	451	5,379	1,413	7,243	(426)	2001	March-08	3 - 39 yrs.	72
Burbank	CA	Residence Inn	—	4,229	47,200	23	51,452	(2,373)	2007	May-08	3 - 39 yrs.	166
Cypress	CA	Courtyard	—	3,242	28,680	563	32,485	(1,608)	1988	April-08	3 - 39 yrs.	180
Oceanside	CA	Residence Inn	—	3,312	25,964	26	29,302	(1,380)	2007	May-08	3 - 39 yrs.	125
Sacramento	CA	Hilton Garden Inn	—	2,549	25,759	1,767	30,075	(1,640)	1999	March-08	3 - 39 yrs.	154
San Jose	CA	Homewood Suites	—	6,542	15,882	776	23,200	(909)	1991	July-08	3 - 39 yrs.	140
Tulare	CA	Hampton Inn & Suites	—	1,105	9,490	3	10,598	(568)	2008	June-08	3 - 39 yrs.	86
Jacksonville	FL	Homewood Suites	16,856	1,550	22,366	576	24,492	(1,146)	2005	June-08	3 - 39 yrs.	119
Sanford	FL	SpringHill Suites	—	937	10,605	210	11,752	(621)	2000	March-08	3 - 39 yrs.	105
Tallahassee	FL	Hilton Garden Inn	—	—	13,580	37	13,617	(896)	2006	January-08	3 - 39 yrs.	85
Tampa	FL	TownePlace Suites	8,124	1,312	10,339	261	11,912	(547)	1999	June-08	3 - 39 yrs.	95
Port Wentworth	GA	Hampton Inn	—	841	10,284	120	11,245	(619)	1997	January-08	3 - 39 yrs.	106
Savannah	GA	Hilton Garden Inn	5,523	—	15,119	241	15,360	(725)	2004	July-08	3 - 39 yrs.	105
Overland Park	KS	Fairfield Inn & Suites	—	1,578	10,868	—	12,446	(541)	2008	August-08	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	6,812	1,527	14,626	382	16,535	(854)	2000	April-08	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	—	944	8,209	465	9,618	(463)	1999	March-08	3 - 39 yrs.	102
Wichita	KS	Courtyard	—	1,184	8,006	214	9,404	(519)	2000	June-08	3 - 39 yrs.	90
Bowling Green	KY	Hampton Inn	—	1,486	17,885	69	19,440	(1,157)	1989	December-07	3 - 39 yrs.	131
Marlborough	MA	Residence Inn	—	2,117	18,586	181	20,884	(1,229)	2006	January-08	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	—	1,576	14,116	66	15,758	(879)	2007	March-08	3 - 39 yrs.	110
Westford	MA	Residence Inn	6,923	909	14,170	666	15,745	(844)	2000	April-08	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	—	2,446	23,336	38	25,820	(1,483)	2007	January-08	3 - 39 yrs.	126
Kansas City	MO	Residence Inn	11,382	1,182	16,148	999	18,329	(973)	1968	April-08	3 - 39 yrs.	106
Carolina Beach	NC	Courtyard	—	3,252	21,609	597	25,458	(1,061)	2003	June-08	3 - 39 yrs.	144
Concord	NC	Hampton Inn	5,033	1,248	8,359	97	9,704	(579)	1996	March-08	3 - 39 yrs.	101
Dunn	NC	Hampton Inn	—	548	12,539	53	13,140	(880)	2006	January-08	3 - 39 yrs.	120
Fayetteville	NC	Residence Inn	7,038	671	12,567	137	13,375	(729)	2006	May-08	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	—	667	7,630	56	8,353	(521)	2004	November-07	3 - 39 yrs.	82
Matthews	NC	Hampton Inn	—	640	10,432	516	11,588	(777)	1995	January-08	3 - 39 yrs.	92
Wilmington	NC	Fairfield Inn & Suites	—	1,848	13,468	—	15,316	(510)	2008	December-08	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	7,907	1,444	12,452	24	13,920	(708)	1998	May-08	3 - 39 yrs.	122
Somerset	NJ	Courtyard	—	—	16,504	108	16,612	(1,133)	2001	November-07	3 - 39 yrs.	162
New York	NY	Renaissance	—	—	111,870	20,388	132,258	(10,139)	1916	January-08	3 - 39 yrs.	200
Tulsa	OK	Hampton Inn & Suites	—	904	9,935	50	10,889	(770)	2007	December-07	3 - 39 yrs.	102
Columbia	SC	Hilton Garden Inn	11,101	1,389	20,495	4	21,888	(916)	2006	September-08	3 - 39 yrs.	143
Greenville	SC	Residence Inn	6,391	696	8,368	162	9,226	(469)	1998	May-08	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	6,176	1,099	13,109	1,184	15,392	(852)	2001	May-08	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	—	692	8,207	2,061	10,960	(738)	1997	December-07	3 - 39 yrs.	76
Texarkana	TX	Courtyard	—	681	12,653	148	13,482	(691)	2003	March-08	3 - 39 yrs.	90
Texarkana	TX	TownePlace Suites	—	617	8,740	283	9,640	(602)	2006	March-08	3 - 39 yrs.	85
Charlottesville	VA	Courtyard	—	2,316	26,432	43	28,791	(1,230)	2000	June-08	3 - 39 yrs.	137
Chesapeake	VA	Marriott Full Service	—	3,264	36,376	3	39,643	(1,794)	2008	October-08	3 - 39 yrs.	226
Harrisonburg	VA	Courtyard	—	1,687	22,134	86	23,907	(1,399)	1999	November-07	3 - 39 yrs.	125
Suffolk	VA	Courtyard	8,406	973	11,679	—	12,652	(646)	2007	July-08	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	6,448	754	9,386	—	10,140	(507)	2007	July-08	3 - 39 yrs.	72
Virginia Beach	VA	Courtyard	—	7,196	20,632	95	27,923	(975)	1999	June-08	3 - 39 yrs.	141
Virginia Beach	VA	Courtyard	—	9,887	30,972	1,338	42,197	(1,482)	2002	June-08	3 - 39 yrs.	160
Tukwila	WA	Homewood Suites	—	1,393	14,751	1,360	17,504	(710)	1991	July-08	3 - 39 yrs.	106
Construction in Progress			—	—	—	247	247	—

			$125,716	$87,875	$902,381	$39,799	$1,030,055	$(55,282)				5,909

SCHEDULE III
Real Estate and Accumulated Depreciation (Continued)
As of December 31, 2009
(dollars in thousands)

	2009	2008	2007		2009	2008	2007
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$1,005,263	$87,643	$—	Balance as of January 1	$(22,377)	$(333)	$—
Acquisitions	(389)	903,002	87,643	Depreciation expense	$(32,905)	(22,044)	(333)
Improvements	25,181	14,618	—

Balance at December 31	$1,030,055	$1,005,263	$87,643	Balance at December 31	$(55,282)	$(22,377)	$(333)

(1)
The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT EIGHT, INC.

By:	/s/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and, Chief Executive Officer, (Principal Executive Officer)	Date: March 5, 2010
By:	/s/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 5, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 5, 2010
By:	/s/ GLENN W. BUNTING, JR. Glenn W. Bunting, Jr., Director	Date: March 5, 2010
By:	/s/ KENT W. COLTON Kent W. Colton, Director	Date: March 5, 2010
By:	/s/ MICHAEL S. WATERS Michael S. Waters, Director	Date: March 5, 2010
By:	/s/ ROBERT M. WILY Robert M. Wily, Director	Date: March 5, 2010

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant's registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)
3.2	Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to amendment no. 1 to the registrant's registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)
10.1	Advisory Agreement between the Registrant and Apple Eight Advisors, Inc. (Incorporated by reference to Exhibit 10.1 to amendment no. 2 to the registrant's registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)
10.2	Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 10.2 to amendment no. 2 to the registrant's registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)
10.3	Apple REIT Eight, Inc. 2007 Incentive Plan. (Incorporated by reference to Exhibit 10.3 to amendment no. 1 to the registrant's registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)*
10.4	Apple REIT Eight, Inc. 2007 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to amendment no. 1 to the registrant's registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)*
10.5	Purchase Contract dated as of September 4, 2007 among Apple Eight Hospitality Ownership, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.5 to the registrant's quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)
10.6	Purchase Contract dated as of September 4, 2007 between Memphis Development A, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.6 to the registrant's quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)
10.7	Purchase Contract dated as of September 4, 2007 between Grand Shangrila International, Inc. and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.7 to the registrant's quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)
10.8	Purchase Contract dated as of September 17, 2007 between SNS Brothers, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.8 to the registrant's quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)
10.9	Purchase Contract dated as of September 26, 2007 between Grove Street Orlando, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.9 to the registrant's quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)
10.10	Purchase Contract dated as of September 27, 2007 between Tom Christopoulos and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.10 to the registrant's quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)
10.11	Purchase Contract dated as of September 27, 2007 between Amtel Associates, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.11 to the registrant's quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)

Exhibit Number	Description of Documents
10.12	Purchase Contract dated as of October 9, 2007 among Columbia Hospitality, Inc., Riva Hospitality, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.12 to the registrant's quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)
10.13	Purchase Contract dated as of October 25, 2007 between Marlborough Lodging Partners LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.13 to the registrant's quarterly report on Form 10Q (SEC File No. 333-140548) filed November 2, 2007)
10.14	Purchase Contract dated as of November 2, 2007 between Carlton Hospitality, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.14 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.15	Purchase Contract dated as of November 5, 2007 among Apple Eight Hospitality Ownership, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.15 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.16	Management Agreement dated as of November 9, 2007 between Newport Somerset Management, LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.16 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.17	Courtyard by Marriott Relicensing Franchise Agreement dated as of November 9, 2007 between Marriott International, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.17 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.18	Hotel Lease Agreement effective as of November 9, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.18 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.19	Management Agreement dated as of November 9, 2007 between Newport Greensboro Management, LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.19 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.20	SpringHill Suites by Marriott Relicensing Franchise Agreement dated as of November 9, 2007 between Marriott International, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.20 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.21	Hotel Lease Agreement effective as of November 9, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.21 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.22	Purchase Contract dated as of November 15, 2007 between 57th Street Owner, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.22 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

Exhibit Number	Description of Documents
10.23	Management Agreement dated as of November 16, 2007 between Newport Harrisonburg Management, LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.23 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.24	Courtyard by Marriott Relicensing Franchise Agreement dated as of November 16, 2007 between Marriott International, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.24 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.25	Hotel Lease Agreement effective as of November 16, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.25 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.26	Purchase Contract dated as of December 6, 2007 between RT Cypress, L.P. and Apple Eight Hospitality Ownership, Inc(Incorporated by reference to Exhibit 10.26 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.27	Purchase Contract dated as of December 6, 2007 between RT-Natomas Associates, L.P. and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.27 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.28	Purchase Contract dated as of December 6, 2007 between RT-WACA Hotels, L.P. and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.28 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.29	Franchise License Agreement dated as of December 6, 2007 between Hampton Inn Franchise LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.29 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.30	Management Agreement dated as of December 6, 2007 between Newport Bowling Green Management, LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.30 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.31	Hotel Lease Agreement effective as of December 7, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.31 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.32	Management Agreement dated as of December 14, 2007 between LBAM-Investor, L.L.C. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.32 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.33	Franchise License Agreement dated as of December 14, 2007 between Homewood Suites Franchise LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.33 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

Exhibit Number	Description of Documents
10.34	Hotel Lease Agreement effective as of December 14, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.34 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.35	Purchase Contract dated as of December 14, 2007 between BW Hotels, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.35 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.36	Purchase Contract dated as of December 14, 2007 between Skibo Lodging, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.36 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.37	Purchase Contract dated as of December 14, 2007 between FIS Rogers, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.37 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.38	Purchase Contract dated as of December 14, 2007 between RRI, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.38 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.39	Purchase Contract dated as of December 14, 2007 between WB Hotels, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.39 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.40	Purchase Contract dated as of December 14, 2007 between Texarkana Lodging Limited Partnership and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.40 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.41	Purchase Contract dated as of December 14, 2007 between Texarkana Lodging #2 Limited Partnership and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.41 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.42	Purchase Contract dated as of December 14, 2007 between Viking Fund Urbandale, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.43	Purchase Contract dated as of December 14, 2007 between Viking Fund Baton Rouge (LA), LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.44	Purchase Contract dated as of December 26, 2007 among Apple Eight Hospitality Ownership, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.44 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

Exhibit Number	Description of Documents
10.45	Purchase Contract dated as of December 26, 2007 between Blue Valley Lodging Partners, L.L.C. and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.45 to the registrant's Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)
10.46	Purchase Contract dated as of January 16, 2008 between SH Lodging, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.46 to the registrant's annual report on Form 10-K (SEC File No. 333-140548) filed March 4, 2008)
10.47	Purchase Contract dated as of January 25, 2008 between Viking Fund Rochester (MN), LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.47 to the registrant's annual report on Form 10-K (SEC File No. 333-140548) filed March 4, 2008)
10.48	Purchase Contract dated as of January 25, 2008 between Viking Fund St. Charles (MO), LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.48 to the registrant's annual report on Form 10-K (SEC File No. 333-140548) filed March 4, 2008)
10.49	Purchase Contract dated as of April 3, 2008 between First Street Hotels, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to the registrant's quarterly report on Form 10-Q (SEC File No. 000-53175) filed May 8, 2008)
10.50	Purchase Contract dated as of April 3, 2008 between Ocean Ranch Hotels, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.50 to the registrant's quarterly report on Form 10-Q (SEC File No. 000-53175) filed May 8, 2008)
10.51	Assignment and Assumption Agreement dated May 9, 2008 by and between Barcelo Crestline Corporation and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.51 to the registrant's quarterly report on Form 10-Q (SEC File No. 000-53175) filed August 5, 2008
21.1	Subsidiaries of Registrant (FILED HEREWITH)
23.1	Consent of Ernst & Young LLP (FILED HEREWITH)
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH)
32.1	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

*
Denotes Compensation Plan.