Form 10-Q
period 2010-03-31
Apple REIT Eight, Inc.
filed 2010-05-05
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares outstanding as of May 1, 2010:  93,904,658

Apple REIT Eight, Inc.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets —March 31, 2010 and December 31, 2009	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) — Three months ended March 31, 2010 and 2009	4
	Consolidated Statements of Cash Flows — Three months ended March 31, 2010 and 2009	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	(Removed and Reserved)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	19

Signatures		20

This Form 10-Q includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Residence Inn® by Marriott, Courtyard® by Marriott, Marriott®, and Renaissance® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above referenced terms are used.

Apple REIT Eight, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Investment in hotels, net of accumulated depreciation of $63,934 and $55,282	$968,524	$974,773
Restricted cash-furniture, fixtures and other escrows	12,463	12,268
Due from third party managers, net	7,067	3,919
Other assets, net	4,955	7,891
TOTAL ASSETS	$993,009	$998,851

LIABILITIES
Accounts payable and accrued expenses	$15,634	$14,465
Intangible liabilities, net	10,912	11,112
Notes payable	192,144	184,175
TOTAL LIABILITIES	218,690	209,752

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 94,019,755 and 93,643,430 shares	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 94,019,755 and 93,643,430 shares	931,541	927,269
Distributions greater than net income	(157,246)	(140,598)
Accumulated other comprehensive income	—	2,404
TOTAL SHAREHOLDERS’ EQUITY	774,319	789,099
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$993,009	$998,851

See notes to consolidated financial statements.

Apple REIT Eight, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share data)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Revenues:
Room revenue	$36,555	$34,179
Other revenue	2,848	2,781
Total revenue	39,403	36,960

Expenses:
Operating expense	11,025	10,444
Hotel administrative expense	3,736	3,982
Sales and marketing	3,114	3,026
Utilities	1,930	1,970
Repair and maintenance	2,185	2,119
Franchise fees	1,507	1,501
Management fees	1,379	1,327
Taxes, insurance and other	2,575	2,424
Land lease expense	1,597	1,591
General and administrative	1,197	1,062
Depreciation expense	8,652	7,865
Total expenses	38,897	37,311

Operating income (loss)	506	(351)

Investment income, net	3,016	12
Interest expense	(2,133)	(1,543)

Net income (loss)	$1,389	$(1,882)

Unrealized gain on investments	—	371

Comprehensive income (loss)	$1,389	$(1,511)

Basic and diluted net income per common share	$0.01	$(0.02)

Weighted average common shares outstanding - basic and diluted	93,769	92,500

Distributions declared and paid per common share	$0.19	$0.22

See notes to consolidated financial statements.

Apple REIT Eight, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009

Cash flow from operating activities:
Net income (loss)	$1,389	$(1,882)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	8,652	7,865
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	(64)	(159)
Net realized gain on sale of investments	(3,011)	—
Changes in operating assets and liabilities:
Increase (decrease) in other assets	(567)	1,249
Increase in funds due from third party managers	(3,148)	(1,659)
Increase in accounts payable and accrued expenses	1,297	820

Net cash provided by operating activities	4,548	6,234

Cash flow from investing activities:
Increase in capital improvement reserves	(84)	(541)
Proceeds from sale of equity securities - available for sale	3,804	—
Investment in other assets	—	(3,240)
Capital improvements	(2,531)	(9,333)
Net cash provided by (used in) investing activities	1,189	(13,114)

Cash flow from financing activities:
Net proceeds related to issuance of Units	6,520	7,287
Redemptions of Units	(2,248)	(4,015)
Cash distributions paid to common shareholders	(18,037)	(20,338)
Net proceeds from line of credit	8,610	24,500
Payments of notes payable	(582)	(554)
Net cash (used in) provided by financing activities	(5,737)	6,880

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See notes to consolidated financial statements.

APPLE REIT EIGHT, INC.

Notes to Consolidated Financial Statements

1.  General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2009 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the period ending December 31, 2010.

Organization

Apple REIT Eight, Inc., together with its wholly owned subsidiaries, (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock, were purchased by Apple Eight Advisors, Inc. (“A8A”), owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and 240,000 Series B convertible shares were also purchased individually by Glade M. Knight. The Company began operations on November 9, 2007 when it acquired its first hotels.  The Company completed its best efforts offering of Units in April 2008.  The Company’s fiscal year end is December 31. As of March 31, 2010, the Company owned 51 hotels.  45 of the hotels were acquired in 2008 and six in late 2007.  The Company has no foreign operations or assets and its operating structure includes two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2010 or 2009.  As a result, basic and diluted outstanding shares were the same.  Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement was adopted by the Company in the first quarter of 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

2.  Other Assets

The Company has a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), purchased by the Company for $3.2 million in cash in 2009.  The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. This investment is included in Other assets, net on the Company’s Consolidated Balance Sheets.  The Company’s ownership interest was $2.7 million at March 31, 2010 and $2.8 million at December 31, 2009.  For the three months ended March 31, 2010 and 2009, the Company recorded a loss of approximately $0.1 million in each period as its share of the net loss of Apple Air, which primarily relates to depreciation of the aircraft, and is included in General and Administrative expense in the Company’s Consolidated Statements of Operations.  The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

At December 31, 2009 the Company held equity securities classified as available-for-sale, in accordance with the FASB’s pronouncement for accounting for certain investments in debt and equity securities.  These securities were included in Other assets, net on the Company’s Consolidated Balance Sheet at December 31, 2009 at fair value of $3.2 million.  Unrealized gains were reported as accumulated other comprehensive income, $2.4 million at December 31, 2009.  In the first quarter of 2010, the Company sold these equity securities, resulting in a realized gain of $3.0 million which is recorded in Investment income, net on the Company’s Consolidated Statement of Operations.

3.  Line of Credit

In November 2008, the Company entered into a $75 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate, 0.25% at March 31, 2010) plus 1.75% annually. Interest payments are due monthly. The principal must be paid by the maturity date of November 2010, and may be prepaid without penalty. At March 31, 2010, the credit line had an outstanding principal balance of $67.0 million. At December 31, 2009, the credit line had an outstanding principal balance of $58.3 million.  The line of credit is unsecured, however does contain a negative pledge agreement that requires approval from the lender to materially change the Company’s investment in 10 properties including using those 10 properties as security for additional financing.

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of March 31,

2010, the carrying value and estimated fair value of the Company’s debt was $192.1 million and $189.7 million.  As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $184.2 million and $186.0 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.  Related Parties

The Company has significant transactions with related parties.  These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services.  Total expenses related to this agreement totaled $0.8 million in the first three months of 2010 and $0.7 million for the same three months of 2009.  Of this total expense, $0.3 million and $0.2 million were fees paid to A8A and $0.5 million were expenses reimbursed by A8A to Apple REIT Six, Inc. in both first quarters.  These expenses are recorded in General and Administrative expense.

A8A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

6.  Shareholder’s Equity

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first three months of 2010, approximately 0.6 million Units were issued under the plan representing approximately $6.5 million.  For the three months ending March 31, 2009, approximately 0.7 million Units were issued under the plan representing approximately $7.3 million.  Since inception of the plan through March 31, 2010, the Company has issued approximately 4.5 million Units representing approximately $49.3 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the three months ended March 31, 2010, the Company redeemed approximately 216 thousand Units in the amount of $2.2 million under the program.  For the first three months of 2009, the Company redeemed approximately 387 thousand Units in the amount of $4.0 million.  Since inception of the program through March 31, 2010, the Company has redeemed approximately 1.6 million Units representing approximately $16.5 million.

7.  Segments

The Company has two reportable segments (the New York hotel and all other hotels).  The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense.  Dollar amounts are in thousands.

	For the three months ended March 31, 2010
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$3,948	$35,455	$—	$39,403
Hotel operating expenses	4,074	24,974	—	29,048
General and administrative expense	—	—	1,197	1,197
Depreciation expense	1,593	7,059	—	8,652
Operating income/(loss)	(1,719)	3,422	(1,197)	506
Investment income, net	—	—	3,016	3,016
Interest expense	—	(1,805)	(328)	(2,133)
Net income/(loss)	$(1,719)	$1,617	$1,491	$1,389

Total assets	$121,925	$868,255	$2,829	$993,009

	For the three months ended March 31, 2009
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$1,823	$35,137	$—	$36,960
Hotel operating expenses	3,351	25,033	—	28,384
General and administrative expense	—	—	1,062	1,062
Depreciation expense	1,311	6,554	—	7,865
Operating income/(loss)	(2,839)	3,550	(1,062)	(351)
Investment income, net	—	—	12	12
Interest (expense)/income	336	(1,729)	(150)	(1,543)
Net income/(loss)	$(2,503)	$1,821	$(1,200)	$(1,882)

Total assets	$119,651	$882,048	$4,026	$1,005,725

8.  Subsequent Events

In April 2010, the Company declared and paid approximately $6.0 million in distributions to its common shareholders, or $0.064167 per outstanding common share.  Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of approximately 198,000 Units.

In April 2010, the Company redeemed approximately 313,000 Units in the amount of $3.2 million under its Unit Redemption Program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, including the current economic recession throughout the United States, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Eight, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 51 properties as of March 31, 2010 and has a limited operating history with its first hotel acquired on November 9, 2007, was formed to invest in hotels, residential apartment communities and other real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company completed its best-efforts offering of Units in April 2008.  The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions and balances have been eliminated upon consolidation.

Hotel performance can be influenced by many factors including local competition, local and national economic conditions in the United States and the performance of individual managers assigned to each hotel.  While the Company’s hotels’ performance as compared to other hotels within each individual market has met expectations for the periods held, overall financial results did not meet expectations in 2009 and in the first quarter of 2010, due to the significant decline in economic conditions throughout the United States.  It is anticipated the properties’ financial performance will be below pre-recession levels until general economic conditions improve.  Many industry analysts believe the hotel industry will see revenue stabilize in 2010 as compared to 2009, with increases occurring in 2011 once the general economy improves.  In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and Market Yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. Although it is not possible to predict when general economic conditions will improve or their impact on the hotel industry, with the significant number of renovations (15) of existing properties by the Company in 2009, the number of hotels that were new (9) when acquired by the Company, and the expected industry stabilization, the Company anticipates moderate growth in 2010 as compared to 2009 for the Company’s hotels.  Additionally, with the overall economic declines, the Company continues to focus on improving market share.  The Company’s properties overall are revenue leaders in their respective markets with an Average RevPAR Index (a comparison of a property’s RevPAR to the market average) of 135 for the first three months of 2010, a 4% increase from the same period in 2009 for comparable hotels.

The following is a summary of the Company’s results for the first three months of 2010 and 2009:

	Three months ended	Percent of	Three months ended	Percent of	Percent
(in thousands, except statistical data)	March 31, 2010	Revenue	March 31, 2009	Revenue	Change

Total revenues	$39,403	100%	$36,960	100%	7%
Hotel direct expenses	24,876	63%	24,369	66%	2%
Taxes, insurance and other expense	2,575	7%	2,424	7%	6%
Land lease expense	1,597	4%	1,591	4%	—%
General and administrative expense	1,197	3%	1,062	3%	13%

Depreciation	$8,652		$7,865		10%
Investment income, net	3,016		12		N/A
Interest expense	(2,133)		(1,543)		38%

Number of hotels	51		51		—%
Average RevPAR Index(1)	135		130		4%
ADR	$105		$108		-3%
Occupancy	65%		60%		8%
RevPAR	$68		$64		6%

(1)Statistics calculated from data provided by Smith Travel Research, Inc.® and excludes new properties open less than 2 years.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at March 31, 2010.  All dollar amounts are in thousands.

						Gross
				Date		Purchase
Location	State	Brand	Manager	Acquired	Rooms	Price
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	200	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
					5,908	$950,745

With the exception of assumed mortgage loans in 2008 on 15 of its hotel properties, substantially all of the purchases were funded with proceeds of the Company’s best-efforts offering of Units, which was completed in April 2008.  The Company leases all of its hotels to its wholly-owned taxable REIT subsidiaries under hotel lease agreements. The Company also used the proceeds of its offering to pay $19.0 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.  No hotels have been purchased since December 2008, and there are no outstanding purchase contracts for additional hotels as of March 31, 2010.

Of the Company’s 51 hotels owned at March 31, 2010, six were purchased in 2007 and 45 were purchased in 2008.

Results of Operations

As of March 31, 2010, the Company owned 51 hotels with 5,908 rooms.  The Company’s portfolio of hotels owned is unchanged since 2008.  Hotel performance is impacted by many factors, including economic conditions in the United States, as well as each locality.  Due to a continuing recessionary economic environment throughout the United States, the financial results of the Company’s hotels were below pre-recessionary levels, however they did show modest improvement from results for the same period in 2009.  Although it is anticipated the properties’ performance will continue to be below comparable pre-recession operating periods until general economic conditions improve, the Company does anticipate moderate revenue and income improvement as compared to 2009 due to the significant number of renovations (12) completed in 2009 and the significant number of newly opened properties acquired by the Company in 2008 (9) which were in a ramp up stage in 2009.  The Company will continue to aggressively pursue market opportunities to improve revenue and aggressively pursue cost controls to improve results during and after the economic downturn.  Although it is not possible to predict when economic conditions will improve or their impact on the hotel industry, many analysts forecast RevPAR to stabilize in 2010 as compared to 2009.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue.  For the three months ended March 31, 2010 and 2009, the Company had total revenue of $39.4 million and $37.0 million.  Revenue for the hotel located in New York, New York (the “New York hotel”) was $3.9 million or 10% of total revenue for the first quarter of 2010 and $1.8 million or 5% of total revenue for the first quarter of 2009.

For the three months ended March 31, 2010, the hotels achieved combined average occupancy of approximately 65%, ADR of $105 and RevPAR of $68.  The New York hotel had average occupancy of 82%, ADR of $211 and RevPAR of $173.  For the three months ended March 31, 2009, the hotels achieved combined average occupancy of approximately 60%, ADR of $108 and RevPAR of $64.  For the same period, the New York hotel had average occupancy of 53%, ADR of $137 and RevPAR of $72.  As reflected in the Company’s occupancy increase, the industry is beginning to realize an increase in demand.  The increase is a result of reduced room rates and the sense that the overall economy is stabilizing, generating more business and leisure travelers.

While the revenue rates earned by the Company are consistent with industry and brand averages, the Company continues to focus on improving market share.  The Company’s properties overall lead their respective markets with an Average RevPAR Index (a comparison of a property’s RevPAR to the market average) of 135 year-to-date, a 4% increase from 2009 for comparable properties.

During the first quarter of 2009, the Company was in the process of completing its conversion of the New York hotel from an unbranded hotel to a Renaissance hotel.  Consequently, the hotel had an average of 35 rooms out of service each night for the first three months of 2009 and experienced other disruptions to its common areas.  As a result of the conversion effort and declines in economic conditions, revenue at the hotel was unusually low for the first quarter of 2009.  The Company completed the conversion to a Renaissance in late April 2009.  The RevPAR Index for the New York hotel was 115 for the three months ending March 31, 2010, an increase of 130% from 50% for the first three months of 2009.  The Company believes there continues to be opportunity for market penetration and continues to work with Marriott management to increase the RevPAR Index for the New York hotel.

Expenses

For the three months ended March 31, 2010 and 2009, hotel direct expenses of the Company’s hotels totaled $24.9 million or 63% of total revenue (the New York hotel had direct expenses of $2.5 million or 62% of its total revenue for the quarter) and $24.4 million or 66% of total revenue (the New York hotel had direct expenses of $1.7 million or 96% of its total revenue for the quarter).  Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  Operating expenses in 2009 were negatively impacted due to the significant number of renovations and the ramp up of newly opened hotels in late 2008.

The Company continues its efforts to control costs, however, certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and cannot be curtailed or eliminated.  The Company has been successful in reducing certain labor costs, food and supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies.

Taxes, insurance, and other expense for the three months ended March 31, 2010 and 2009 totaled $2.6 million, or 7% of total revenues, and $2.4 million, or 7% of total revenues (of which approximately $137 thousand and $133 thousand related to the New York hotel).

Land lease expense was $1.6 million for both three months ended March 31, 2010 and 2009.  This expense represents the expense incurred by the Company to lease land for five hotel properties.  Land lease expense for the New York hotel was $1.5 million for both the first quarter of 2010 and 2009.

General and administrative expense for the three months ended March 31, 2010 and 2009 was $1.2 million and $1.1 million.  The principal components of general and administrative expense are advisory fees, legal fees, accounting fees, reporting expense, and the Company’s share of loss from its investment in Apple Air Holding LLC.

Depreciation expense was $8.7 million for the first quarter of 2010 and $7.9 million for the first quarter of 2009.  These expenses include $1.6 million and $1.3 million for the New York hotel.  Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.  The increase is a result of capital improvements made by the Company in 2009 of approximately $25 million to complete its 12 renovations in 2009.

In the first quarter of 2010, the Company sold its equity securities in a publicly traded real estate investment trust, resulting in realized gains and other investment income of $3.0 million.  For the same period in 2009, the Company had investment income of $12 thousand.

Interest expense for the first quarter of 2010 and 2009 was $2.1 million and $1.5 million.  Interest expense for both periods includes interest expense on 15 mortgages assumed in 2008 and the Company’s line of credit, offset by capitalized interest of $101 thousand in 2010, related to the renovation of two hotel properties and capitalized interest of $571 thousand in the first quarter of 2009 related to the renovation of eight hotel properties.

Liquidity and Capital Resources

In November 2008, the Company entered into a $75.0 million revolving line of credit which expires in November 2010.  The line of credit was obtained to meet short-term cash needs as the Company planned on completing a significant number of hotel renovations, and newly opened properties have a period of ramp up to normal operating status.  Through March 31, 2010, substantially all of the planned renovation work was completed.  With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary.  As a result, cash on hand was $0 at March 31, 2010.  The outstanding balance on the line of credit was $67.0 million at March 31, 2010 and its interest rate was 2.0%.  The Company anticipates that cash flow from operations and the revolving line of credit will be adequate to meet its liquidity requirements, including required distributions to shareholders, capital expenditures and debt service.  The Company is pursuing extending its existing debt that is due in 2010 and additional financing in 2010 so that it can make distributions in excess of required amounts to maintain its REIT status.  The Company intends to maintain a relatively stable dividend rate instead of raising and lowering the distribution rate with varying economic cycles.  With the depressed financial results of the Company and the lodging industry, the Company will attempt to utilize additional financing to achieve this objective.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions in the first three months of 2010 totaled $18.0 million and were paid monthly at a rate of $0.064167 per common share.  For the same three month period, the Company’s cash generated from operations was approximately $4.5 million.  This shortfall includes a return of capital and was funded primarily by additional borrowings under the Company’s line of credit facility.  The Company intends to continue paying distributions on a monthly basis.  However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate.  In consideration of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.  In April 2009, the Board of Directors approved a reduction in the Company’s annual distribution rate from $0.88 to $0.77 per common share.  The reduction of the dividend was effective beginning with the May 15, 2009 distribution.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.  As of March 31, 2010, the Company held $11.4 million in reserve for capital expenditures.  Total capital expenditures in the first three months of 2010 for all renovations and items recurring in nature were $2.4 million.  Total capital expenditures for 2010 are anticipated to be approximately $11 million.  The Company completed 12 renovations throughout 2009.  In 2010 the Company anticipates the completion of three renovations, thus substantially reducing capital expenditures as compared to 2009.

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first three months of 2010, approximately 0.6 million Units were issued under the plan representing approximately $6.5 million.  For the three months ending March 31, 2009, approximately 0.7 million Units were issued under the plan representing approximately $7.3 million.  Since inception of the plan through March 31, 2010, the Company has issued approximately 4.5 million Units representing approximately $49.3 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  During the three months ended March 31, 2010, the Company redeemed approximately 216 thousand Units in the amount of $2.2 million under the program.  For the first three months of 2009, the Company redeemed approximately 387 thousand Units in the amount of $4.0 million.  Since inception of the program through March 31, 2010, the Company has redeemed approximately 1.6 million Units representing approximately $16.5 million.

Related Party Transactions

The Company has significant transactions with related parties.  These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Suites Realty Group (“ASRG”), to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions.  As of March 31, 2010 payments to ASRG for services under the terms of this contract have totaled $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels.  No brokerage services were provided by ASRG in the first quarter of 2010 or in 2009.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services.  Total expenses related to this agreement totaled $0.8 million in the first three months of 2010 and $0.7 million for the same three months of 2009.  Of this total expense, $0.3 million and $0.2 million were fees paid to A8A and $0.5 million were expenses reimbursed by A8A to Apple REIT Six, Inc. in both first quarters.  These expenses are recorded in General and Administrative expense.

ASRG and A8A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

Subsequent Events

In April 2010, the Company declared and paid approximately $6.0 million in distributions to its common shareholders, or $0.064167 per outstanding common share.  Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of approximately 198,000 Units.

In April 2010, the Company redeemed approximately 313,000 Units in the amount of $3.2 million under its Unit Redemption Program.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued a pronouncement (Accounting Standards Update No. 2009-17) which amends its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosure about an enterprise’s involvement with a variable interest entity.  This pronouncement was adopted by the Company in the first quarter of 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 3.                                    Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2010, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its line of credit and due to its variable interest rate mortgage on its Columbia, South Carolina hotel.  The Company had an outstanding balance of $67.0 million on its $75 million line of credit at March 31, 2010, and to the extent it utilizes the line of credit, the Company will be exposed to changes in short-term interest rates.  The outstanding balance of the Company’s variable rate mortgage was $11.0 million at March 31, 2010.  Based on these outstanding balances at March 31, 2010, every 100 basis point change in interest rates will impact the Company’s annual net income by $0.8 million, all other factors remaining the same.  The Company’s cash balance at March 31, 2010 was $0.

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

PART II. OTHER INFORMATION

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years.  The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program.  The following is a summary of redemptions during the first quarter of 2010.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2010	216,358	$10.39	1,592,179		(1)

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

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 5, 2010
Glade M. Knight,
Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 5, 2010
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)