Form 10-Q
period 2010-06-30
Apple REIT Eight, Inc.
filed 2010-08-03
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number 000-53175

Apple REIT Eight, Inc.
(Exact name of registrant as specified in its charter)

Virginia	20- 8268625
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of August 1, 2010: 94,222,583

Apple REIT Eight, Inc.
FORM 10-Q
INDEX

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets –June 30, 2010 and December 31, 2009	3
	Consolidated Statements of Operations and Comprehensive Income – Three and six months ended June 30, 2010 and 2009	4
	Consolidated Statements of Cash Flows – Six months ended June 30, 2010 and 2009	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)
Item 1A.	Risk Factors (not applicable)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities (not applicable)
Item 4.	(Removed and Reserved)
Item 5.	Other Information (not applicable)
Item 6.	Exhibits	21

Signatures		22

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

Apple REIT Eight, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2010	December 31, 2009

ASSETS
Investment in hotels, net of accumulated depreciation of $72,681 and $55,282	$961,857	$974,773
Restricted cash-furniture, fixtures and other escrows	10,107	12,268
Due from third party managers, net	9,010	3,919
Other assets, net	4,698	7,891

TOTAL ASSETS	$985,672	$998,851

LIABILITIES
Accounts payable and accrued expenses	$15,185	$14,465
Intangible liabilities, net	11,032	11,112
Notes payable	195,373	184,175

TOTAL LIABILITIES	221,590	209,752

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 94,301,213 and 93,643,430 shares	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 94,301,213 and 93,643,430 shares	934,990	927,269
Distributions greater than net income	(170,932)	(140,598)
Accumulated other comprehensive income	—	2,404

TOTAL SHAREHOLDERS’ EQUITY	764,082	789,099

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$985,672	$998,851

See notes to consolidated financial statements.

Apple REIT Eight, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009

Revenues:
Room revenue	$46,084	$42,340	$82,639	$76,519
Other revenue	3,190	3,196	6,038	5,977

Total revenue	49,274	45,536	88,677	82,496

Expenses:
Operating expense	12,328	11,752	23,353	22,196
Hotel administrative expense	3,987	4,164	7,723	8,146
Sales and marketing	3,737	3,306	6,851	6,332
Utilities	1,857	1,814	3,787	3,784
Repair and maintenance	2,421	2,248	4,606	4,367
Franchise fees	1,965	1,873	3,472	3,374
Management fees	1,675	1,596	3,054	2,923
Taxes, insurance and other	2,711	2,595	5,286	5,019
Land lease expense	1,597	1,590	3,194	3,181
General and administrative	1,539	1,298	2,736	2,360
Depreciation expense	8,747	8,110	17,399	15,975

Total expenses	42,564	40,346	81,461	77,657

Operating income	6,710	5,190	7,216	4,839

Investment income, net	7	5	3,023	17
Interest expense	(2,306)	(1,867)	(4,439)	(3,410)

Net income	$4,411	$3,328	$5,800	$1,446

Unrealized gain on investments	—	1,206	—	1,577

Comprehensive income	$4,411	$4,534	$5,800	$3,023

Basic and diluted net income per common share	$0.05	$0.04	$0.06	$0.02

Weighted average common shares outstanding - basic and diluted	94,069	92,825	93,920	92,663

Distributions declared and paid per common share	$0.19	$0.20	$0.39	$0.42

See notes to consolidated financial statements.

Apple REIT Eight, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended June 30, 2010	Six months ended June 30, 2009

Cash flow from operating activities:
Net income	$5,800	$1,446
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,399	15,975
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	316	(199)
Net realized gain on sale of investments	(3,011)	—
Changes in operating assets and liabilities:
(Increase)/decrease in other assets	(693)	1,349
Increase in funds due from third party managers	(5,091)	(4,167)
Increase in accounts payable and accrued expenses	1,521	3,737

Net cash provided by operating activities	16,241	18,141

Cash flow from investing activities:
(Increase)/decrease in capital improvement reserves	2,467	(1,112)
Proceeds from sale of equity securities - available for sale	3,804	—
Investment in other assets	—	(3,240)
Capital improvements	(5,284)	(15,274)

Net cash provided by (used in) investing activities	987	(19,626)

Cash flow from financing activities:
Net proceeds related to issuance of Units	13,057	13,931
Redemptions of Units	(5,455)	(7,149)
Cash distributions paid to common shareholders	(36,134)	(39,044)
Net proceeds from line of credit	12,405	34,780
Payments of notes payable	(1,101)	(1,033)

Net cash (used in) provided by financing activities	(17,228)	1,485

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See notes to consolidated financial statements.

APPLE REIT EIGHT, INC.

Notes to Consolidated Financial Statements

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2009 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the period ending December 31, 2010.

Organization

Apple REIT Eight, Inc., together with its wholly owned subsidiaries, (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share, were purchased by Apple Eight Advisors, Inc. (“A8A”), owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and 240,000 Series B convertible shares were also purchased individually by Glade M. Knight. The Company began operations on November 9, 2007 when it acquired its first hotels. The Company completed its best efforts offering of Units in April 2008. The Company’s fiscal year end is December 31. As of June 30, 2010, the Company owned 51 hotels. 45 of the hotels were acquired in 2008 and six in late 2007. The Company has no foreign operations or assets and its operating structure includes two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

Basic earnings per common share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no shares with a dilutive effect for the three and six months ended June 30, 2010 or 2009. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

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

2. Other Assets

Included in other assets, net on the Company’s consolidated balance sheet is a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), purchased by the Company for $3.2 million in cash in 2009. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The Company’s ownership interest was $2.6 million at June 30, 2010 and $2.8 million at December 31, 2009 and is included in Other assets, net on the Company’s consolidated balance sheets. For the three months ended June 30, 2010 and 2009, the Company recorded a loss of approximately $0.1 million in each period as its share of the net loss of Apple Air. For the six months ended June 30, 2010 and 2009, the Company recorded a loss of approximately $0.2 million in each period as its share of the net loss of Apple Air. This loss primarily relates to depreciation of the aircraft, and is included in General and Administrative expense on the Company’s consolidated statements of operations.

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

3. Notes Payable

In November 2008, the Company entered into a $75 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate, 0.35% at June 30, 2010) plus 1.75% annually. Interest payments are due monthly. The principal must be paid by the maturity date of November 2010, and may be prepaid without penalty. At June 30, 2010, the credit line had an outstanding principal balance of $70.8 million. At December 31, 2009, the credit line had an outstanding principal balance of $58.3 million. The line of credit is unsecured, however does contain a negative pledge agreement that requires approval from the lender to materially change the Company’s investment in 10 properties including using those 10 properties as security for additional financing.

4. Fair Value of Financial Instruments

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of June 30, 2010, the carrying value and estimated fair value of the Company’s debt was $195.4 million and $191.4 million. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $184.2 million and $186.0 million. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5. Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Total expenses related to this agreement totaled $1.6 million for the first six months of 2010 and $1.4 million for the same period in 2009. Of these total expenses, $0.5 million were fees paid to A8A for each of the six months ended June 30, 2010 and 2009 and $1.1 million and $0.9 million were expenses reimbursed by A8A to Apple REIT Six, Inc. for the six months ended June 30, 2010 and 2009. These expenses are recorded in General and Administrative expense.

A8A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

6. Shareholder’s Equity

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first six months of 2010, approximately 1.2 million Units were issued under the plan representing approximately $13.1 million. For the six months ending June 30, 2009, approximately 1.3 million Units were issued under the plan representing approximately $13.9 million. Since inception of the plan through June 30, 2010, the Company has issued approximately 5.1 million Units representing approximately $55.9 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2010, the Company redeemed approximately 529 thousand Units in the amount of $5.5 million under the program. For the first six months of 2009, the Company redeemed approximately 696 thousand Units in the amount of $7.1 million. Since inception of the program through June 30, 2010, the Company has redeemed approximately 1.9 million Units representing approximately $19.7 million.

7. Segments

The Company has two reportable segments (the New York hotel and all other hotels). The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. Dollar amounts are in thousands.

	For the three months ended June 30, 2010

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$4,860	$44,414	$—	$49,274
Hotel operating expenses	4,408	27,870	—	32,278
General and administrative expense	—	—	1,539	1,539
Depreciation expense	1,602	7,145	—	8,747

Operating income/(loss)	(1,150)	9,399	(1,539)	6,710
Investment income, net	—	—	7	7
Interest expense	—	(1,928)	(378)	(2,306)

Net income/(loss)	$(1,150)	$7,471	$(1,910)	$4,411

Total assets	$121,298	$861,767	$2,607	$985,672

	For the six months ended June 30, 2010

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$8,808	$79,869	$—	$88,677
Hotel operating expenses	8,482	52,844	—	61,326
General and administrative expense	—	—	2,736	2,736
Depreciation expense	3,195	14,204	—	17,399

Operating income/(loss)	(2,869)	12,821	(2,736)	7,216
Investment income, net	—	—	3,023	3,023
Interest expense	—	(3,733)	(706)	(4,439)

Net income/(loss)	$(2,869)	$9,088	$(419)	$5,800

Total assets	$121,298	$861,767	$2,607	$985,672

	For the three months ended June 30, 2009

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$3,149	$42,387	$—	$45,536
Hotel operating expenses	3,768	27,170	—	30,938
General and administrative expense	—	—	1,298	1,298
Depreciation expense	1,432	6,678	—	8,110

Operating income/(loss)	(2,051)	8,539	(1,298)	5,190
Investment income, net	—	—	5	5
Interest (expense)/income	305	(1,944)	(228)	(1,867)

Net income/(loss)	$(1,746)	$6,595	$(1,521)	$3,328

Total assets	$122,412	$880,358	$5,789	$1,008,559

	For the six months ended June 30, 2009

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$4,972	$77,524	$—	$82,496
Hotel operating expenses	7,119	52,203	—	59,322
General and administrative expense	—	—	2,360	2,360
Depreciation expense	2,743	13,232	—	15,975

Operating income/(loss)	(4,890)	12,089	(2,360)	4,839
Investment income, net	—	—	17	17
Interest (expense)/income	641	(3,673)	(378)	(3,410)

Net income/(loss)	$(4,249)	$8,416	$(2,721)	$1,446

Total assets	$122,412	$880,358	$5,789	$1,008,559

8. Subsequent Events

In July 2010, the Company declared and paid approximately $6.1 million in distributions to its common shareholders, or $0.064167 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of approximately 198,000 Units.

In July 2010, the Company redeemed approximately 274,000 Units in the amount of $2.8 million under its Unit Redemption Program.

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

Overview

Apple REIT Eight, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 51 properties as of June 30, 2010 and has a limited operating history with its first hotel acquired on November 9, 2007, was formed to invest in hotels, residential apartment communities and other real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company completed its best-efforts offering of Units in April 2008. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Although hotel performance can be influenced by many factors, including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local market, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States, overall performance of the Company’s hotels have not met expectations. Although there is no way to predict future general economic conditions, many industry analysts believe that hotel industry revenues are improving and will see low single digit increases in 2010 as compared to 2009.

In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and Market Yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. Although it is not possible to predict when general economic conditions will improve or their impact on the hotel industry, with the significant number of renovations (15) of existing properties by the Company in 2009, the number of hotels that were new (9) when acquired by the Company, and the expected industry stabilization, the Company anticipates moderate growth in

2010 as compared to 2009 for the Company’s hotels. Additionally, with the overall economic declines, the Company continues to focus on improving market share. The Company’s properties overall are revenue leaders in their respective markets with an Average RevPAR Index (a comparison of a property’s RevPAR to the market average) of 132 for the first six months of 2010, a 4% increase from the same period in 2009 for comparable hotels.

The following is a summary of the Company’s results (in thousands, except statistical data):

	Three months ended					Six months ended

(in thousands, except statistical data)	6/30/10	Percent of Revenue	6/30/09	Percent of Revenue	Percent Change	6/30/10	Percent of Revenue	6/30/09	Percent of Revenue	Percent Change

Total revenues	$49,274	100%	$45,536	100%	8%	$88,677	100%	$82,496	100%	7%
Hotel direct expenses	27,970	57%	26,753	59%	5%	52,846	60%	51,122	62%	3%
Taxes, insurance and other expense	2,711	6%	2,595	6%	4%	5,286	6%	5,019	6%	5%
Land lease expense	1,597	3%	1,590	3%	—%	3,194	4%	3,181	4%	—%
General and administrative expense	1,539	3%	1,298	3%	19%	2,736	3%	2,360	3%	16%
Depreciation	8,747		8,110		8%	17,399		15,975		9%
Investment income, net	7		5		40%	3,023		17		N/A
Interest expense	(2,306)		(1,867)		24%	(4,439)		(3,410)		30%

Average RevPAR Index(1)	130		129		1%	132		127		4%
Number of hotels	51		51		—%	51		51		—%
Average Daily Rate (ADR)	$112		$111		1%	$109		$110		-1%
Occupancy	76%		70%		9%	70%		65%		8%
RevPAR	$85		$78		9%	$77		$71		8%

(1) Statistics calculated from data provided by Smith Travel Research, Inc.® and excludes new properties open less than 2 years or under renovation during the applicable period.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at June 30, 2010. All dollar amounts are in thousands.

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

With the exception of assumed mortgage loans in 2008 on 15 of its hotel properties, substantially all of the purchases were funded with proceeds of the Company’s best-efforts offering of Units, which was completed in April 2008. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiaries under hotel lease agreements. The Company also used the proceeds of its offering to pay $19.0 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. No hotels have been purchased since December 2008, and there are no outstanding purchase contracts for additional hotels as of June 30, 2010.

Of the Company’s 51 hotels owned at June 30, 2010, six were purchased in 2007 and 45 were purchased in 2008.

Results of Operations

As of June 30, 2010, the Company owned 51 hotels with 5,908 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including economic conditions in the United States, as well as each locality. During the past two years, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, lodging demand in most markets in the United States has declined. Although economic conditions appear to be stabilizing, and in some markets improving over 2009 results, the Company expects demand for the industry as a whole to continue to be below pre-recession levels until general economic conditions improve. The Company does anticipate moderate revenue and income improvements as compared to 2009 due to the significant number of renovations (12) completed in 2009 and the significant number of newly opened properties acquired by the Company in 2008 (9) which were in a ramp up stage in 2009. The Company’s hotels have shown results consistent with industry and brand averages for the period of ownership.

Revenues
The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended June 30, 2010 and 2009, the Company had total revenue of $49.3 million and $45.5 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $4.9 million or 10% of total revenue for the second quarter of 2010 and $3.1 million or 7% of total revenue for the second quarter of 2009. For the three months ended June 30, 2010, the hotels achieved combined average occupancy of approximately 76%, ADR of $112 and RevPAR of $85. The New York hotel had average occupancy of 91%, ADR of $262 and RevPAR of $238. For the three months ended June 30, 2009, the hotels achieved combined average occupancy of approximately 70%, ADR of $111 and RevPAR of $78. For the same period, the New York hotel had average occupancy of 70%, ADR of $196 and RevPAR of $137.

For the six months ended June 30, 2010 and 2009, the Company had total revenue of $88.7 million and $82.5 million. Revenue for the New York hotel was $8.8 million or 10% of total revenue for the six months of 2010 and $5.0 million or 6% of total revenue for the six months of 2009. For the six months ended June 30, 2010, the hotels achieved combined average occupancy of approximately 70%, ADR of $109 and RevPAR of $77. The New York hotel had average occupancy of 86%, ADR of $238 and RevPAR of $205. For the six months ended June 30, 2009, the hotels achieved combined average occupancy of approximately 65%, ADR of $110 and RevPAR of $71. For the same period, the New York hotel had average occupancy of 61%, ADR of $170 and RevPAR of $105.

As reflected in the Company’s occupancy increase (the Company has seen year over year occupancy improvement every month since November 2009), the industry is beginning to realize an increase in demand as compared to 2009. The increase is a result of reduced room rates and the sense that the overall economy is stabilizing, generating more business and leisure travelers. While ADR still trails pre-recession levels, it has stabilized as compared to 2009. As a result, the Company’s RevPAR has increased 8% year to date as compared to the same period in 2009. The Company anticipates similar continued RevPAR improvement throughout the remainder of 2010.

While the revenue rates earned by the Company are consistent with industry and brand averages, the Company continues to focus on improving market share. The Company’s properties overall lead their respective markets with an Average RevPAR Index (a comparison of a property’s RevPAR to the market average) of 132 year-to-date, a 4% increase from 2009 for comparable properties.

During the first half of 2009, the Company was in the process of completing its conversion of the New York hotel from an unbranded hotel to a Renaissance hotel. Consequently, the hotel had an average of 32 rooms out of service each night for the first half of 2009 and experienced other disruptions to its common areas. As a result of the conversion effort and declines in economic conditions, revenue at the hotel was unusually low for the first half of 2009. The Company completed the conversion to a Renaissance in late April 2009. The RevPAR Index for the New York hotel was 115 for the six months ending June 30, 2010, an increase of 75% from 66 for the first six months of 2009. Although the hotel’s revenue has increased 77% in the first 6 months of 2010 as compared to the same period in 2009, the Company believes there continues to be opportunity for market penetration and continues to work with Marriott management to increase the RevPAR Index for the New York hotel.

Expenses
For the three months ended June 30, 2010, hotel direct expenses of the Company’s hotels totaled $28.0 million or 57% of total revenue (the New York hotel had direct expenses of $2.7 million or 56% of its total revenue for the quarter) and for the three months ended June 30, 2009 direct expenses were $26.8 million or 59% of total revenue (the New York hotel had direct expenses of $2.3 million or 72% of its total revenue for the quarter). For the six months ended June 30, 2010 and 2009, hotel direct expenses of the Company’s hotels totaled $52.8 million or 60% of total revenue (the New York hotel had direct expenses of $5.2 million or 59% of its total revenue for the quarter) and $51.1 million or 62% of total revenue (the New York hotel had direct expenses of $4.0 million or 80% of its total revenue for the quarter). Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Operating expenses in 2009 were negatively impacted due to the significant number of renovations and the ramp up of newly opened hotels in late 2008.

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

Taxes, insurance, and other expense for the three months ended June 30, 2010 and 2009 totaled $2.7 million and $2.6 million, or 6% of total revenues (of which approximately $208 thousand and $77 thousand related to the New York hotel). For the six months ended June 30, 2010 and 2009, taxes, insurance, and other expenses were $5.3 million and $5.0 million, or 6% of total revenues (of which approximately $345 thousand and $210 thousand related to the New York hotel).

Land lease expense was $1.6 million for both the three months ended June 30, 2010 and June 30, 2009 and was $3.2 million for the six month periods ended June 30, 2010 and 2009. This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the New York hotel was $1.5 million for each second quarter of 2010 and 2009 and was $2.9 million for the six months ended June 30, 2010 and 2009.

General and administrative expense for the three months ended June 30, 2010 and 2009 was $1.5 million and $1.3 million. For the six months ended June 30, 2010 and 2009, general and administrative expense was $2.7 million and $2.4 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees, reporting expense, and the Company’s share of loss from its investment in Apple Air Holding LLC.

Depreciation expense was $8.7 million for the second quarter of 2010 and $8.1 million for the second quarter of 2009. For the six months ended June 30, 2010 and 2009, depreciation expense was $17.4 million and $16.0 million. These expenses include $1.6 million and $1.4 million for the New York hotel for the quarterly periods and $3.2 million and $2.7 million for the six month periods ended June 30, 2010 and 2009. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned. The increase is a result of capital improvements made by the Company in 2009 of approximately $25 million to complete 12 renovations.

In the first quarter of 2010, the Company sold its equity securities in a publicly traded real estate investment trust, resulting in realized gains and other investment income of $3.0 million. For the same period in 2009, the Company had investment income of $12 thousand.

Interest expense for the second quarter and six months ended June 30, 2010 was $2.3 million and $4.4 million. Interest expense for both periods includes interest expense on 15 mortgages assumed in 2008 and the Company’s line of credit offset by capitalized interest of $101 thousand in the first quarter of 2010 related to the renovation of 2 hotels. Interest expense for the same periods in 2009 was $1.9 million and $3.4 million, offset by capitalized interest of $376 thousand for the three months of 2009 related to three hotels under renovation and $947 thousand for the six month period in 2009, related to the renovation of eight hotel properties.

Liquidity and Capital Resources

In November 2008, the Company entered into a $75.0 million revolving line of credit which expires in November 2010. The line of credit was obtained to meet short-term cash needs as the Company planned on completing a significant number of hotel renovations, and newly opened properties have a period of ramp up to normal operating status. Through June 30, 2010, substantially all of the planned renovation work was completed. With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at June 30, 2010. The outstanding balance on the line of credit was $70.8 million at June 30, 2010 and its interest rate was 2.1%. The Company anticipates that cash flow from operations and the revolving line of credit will be adequate to meet its liquidity requirements, including required distributions to shareholders, capital expenditures and debt service. The Company is pursuing extending its existing debt that is due in 2010 and additional financing in 2010 so that it can make distributions in excess of required amounts to maintain its REIT status. The Company intends to maintain a relatively stable dividend rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry, the Company will attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first six months of 2010 totaled $36.1 million and were paid monthly at a rate of $0.064167 per common share. For the same six month period, the Company’s cash generated from operations was approximately $16.2 million. This shortfall includes a return of capital and was funded primarily by additional borrowings under the Company’s line of credit facility. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate. In consideration of the weakness in economic conditions throughout the United States, the Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In April 2009, the Board of Directors approved a reduction in the Company’s annual distribution rate from $0.88 to $0.77 per common share. The reduction of the dividend was effective beginning with the May 15, 2009 distribution.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of June 30,

2010, the Company held $8.8 million in reserve for capital expenditures. Total capital expenditures in the first six months of 2010 were $4.5 million. Total capital expenditures for 2010 are anticipated to be approximately $10-11 million. The Company completed 12 renovations throughout 2009. In 2010 the Company anticipates the completion of three renovations, thus substantially reducing capital expenditures as compared to 2009.

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first six months of 2010, approximately 1.2 million Units were issued under the plan representing approximately $13.1 million. For the six months ended June 30, 2009, approximately 1.3 million Units were issued under the plan representing approximately $13.9 million. Since inception of the plan through June 30, 2010, the Company has issued approximately 5.1 million Units representing approximately $55.9 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2010, the Company redeemed approximately 529 thousand Units in the amount of $5.5 million under the program. For the first six months of 2009, the Company redeemed approximately 696 thousand Units in the amount of $7.1 million. Since inception of the program through June 30, 2010, the Company has redeemed approximately 1.9 million Units representing approximately $19.7 million.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has a contract with Apple Suites Realty Group (“ASRG”), to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2010 payments to ASRG for services under the terms of this contract have totaled $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No brokerage services were provided by ASRG in the first six months of 2010 or in 2009.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. A8A utilizes Apple REIT Six, Inc. to provide these services. Total expenses related to this agreement totaled $1.6 million in the first six months of 2010 and $1.4 million for the same period in 2009. Of these total expenses, $0.5 million were fees paid to A8A for each of the six months ended June 30, 2010 and 2009 and $1.1 million and $0.9 million were expenses reimbursed by A8A to Apple REIT Six, Inc. for the six months ended June 30, 2010 and 2009. These expenses are recorded in General and Administrative expense.

ASRG and A8A are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

Subsequent Events

In July 2010, the Company declared and paid approximately $6.1 million in distributions to its common shareholders, or $0.064167 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of approximately 198,000 Units.

In July 2010, the Company redeemed approximately 274,000 Units in the amount of $2.8 million under its Unit Redemption Program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2010, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk or commodity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its line of credit and due to its variable interest rate mortgage on its Columbia, South Carolina hotel. The Company had an outstanding balance of $70.8 million on its $75 million line of credit at June 30, 2010, and to the extent it utilizes the line of credit, the Company will be exposed to changes in short-term interest rates. The outstanding balance of the Company’s variable rate mortgage was $11.0 million at June 30, 2010. Based on these outstanding balances at June 30, 2010, every 100 basis point change in interest rates will impact the Company’s annual net income by $0.8 million, all other factors remaining the same. The Company’s cash balance at June 30, 2010 was $0.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. The following is a summary of redemptions during the second quarter of 2010 (no redemption occurred in May and June 2010).

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

April 2010	312,864	$10.25	1,905,043	(1)

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

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: August 3, 2010

Glade M. Knight,
Chairman of the Board, and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 3, 2010

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)