Form 10-K
period 2010-12-31
Apple REIT Eight, Inc.
filed 2011-03-11
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010
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

Securities registered pursuant to Section 12(b) of the act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

There is currently no established public market on which the Company’s common shares are traded. Based upon the price of Apple REIT Eight, Inc.’s common equity last sold, which was $11, on June 30, 2010, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,037,197,000. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2011 was 94,274,306.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 12, 2011.

APPLE REIT EIGHT, INC.
FORM 10-K
Index

This Form 10-K includes references to certain trademarks or service marks. The SpringHill Suites® by Marriott, TownePlace Suites® by Marriott, Fairfield Inn® by Marriott, Courtyard® by Marriott, Residence Inn ® by Marriott, Marriott® and Renaissance® trademarks are the property of Marriott International, Inc. or one of its affiliates. The Homewood Suites® by Hilton, Hilton Garden Inn®, Hampton Inn® and Hampton Inn & Suites® trademarks are the property of Hilton Worldwide or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

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

Item 1. Business

Apple REIT Eight, Inc. is a Virginia corporation that was formed to invest in hotels and other income-producing real estate. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 Series B convertible shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s first investor closing occurred on July 27, 2007 and the Company acquired its first property on November 9, 2007. As of December 31, 2010, the Company owned 51 hotel properties operating in nineteen states. 45 hotels were purchased in 2008 and six were purchased in 2007. The Company completed its best efforts-offering of Units in April 2008.

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

The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York, New York hotel, the Company has two reportable segments. The Company has no foreign operations. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation. Refer to Part II, Item 8 of this report, for the consolidated financial statements.

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

Financing

The Company has fifteen notes payable which were assumed with the acquisition of hotels. Two of the notes were refinanced in 2010. These notes have a total outstanding balance of $123.8 million at December 31, 2010, have maturity dates ranging from February 2012 to July 2017, and interest rates ranging from 5.14% to 6.29%. In October 2010, the Company entered into an unsecured $75.0 million revolving line of credit which matures in October 2012 and has a variable interest rate based on the London InterBank Offered Rate (“LIBOR”), with a floor of 3.5%. The outstanding balance on the line as of December 31, 2010 was $51.9 million and its interest rate was 3.5%. The new line effectively extended the Company’s existing line of credit. Also in October 2010, the Company entered into an interest only term loan of $25 million with a maturity date of October 2012 and a variable interest rate based on LIBOR, with a floor of 3.5%, the effective interest rate at December 31, 2010. The Company anticipates that cash flow from operations and credit availability will be adequate to meet substantially all of its anticipated liquidity requirements, including capital expenditures, debt service and required distributions to shareholders. The Company intends to maintain a relatively stable dividend rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry, the Company may attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to levels required to maintain its REIT status. If the Company was unsuccessful in extending maturing debt in future periods or if it were to default on its debt, it may be unable to make distributions. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

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

Hotel Operating Performance

At December 31, 2010, the Company owned five Homewood Suites hotels, six Hilton Garden Inn hotels, five Hampton Inn hotels, three Hampton Inn and Suites hotels, ten Residence Inn hotels, eleven Courtyard hotels, three Fairfield Inn & Suites hotels, three SpringHill Suites hotels, three TownePlace Suites hotels, one full-service Marriott hotel and one Renaissance hotel. They are located in nineteen states and, in aggregate, consist of 5,909 rooms.

Room revenue for these hotels totaled $169.9 million for the year ended December 31, 2010, and the hotels achieved average occupancy of 70%, ADR of $112 and RevPAR of $79. Room revenue for the year ended December 31, 2009 totaled $158.3 million, and the hotels achieved average occupancy of 66%, ADR of $112 and RevPAR of $73. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. With the significant decline in economic conditions throughout the United States as compared to 2007 and 2008, overall performance of the Company’s hotels since acquisition have not met expectations. Although there is no way to predict future general economic conditions, the Company’s and industry’s revenues and income improved in 2010 as compared to 2009, with industry analysts forecasting 2011 revenue percentage growth in the mid-single digits as compared to 2010.

While reflecting the impact of declining economic activity, the Company’s hotel performance as compared to other hotels within each individual market has generally met expectations for the period held. The Company’s 2010 average RevPAR index was 130, with the market average being 100. The RevPAR index compares an individual hotel’s RevPAR to the average RevPAR of its local market and is provided by Smith Travel Research, Inc.® an independent company that tracks historical hotel performance in most markets throughout the world.

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport, LBA, Western, Marriott, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline. The agreements provide for initial terms ranging from one to thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $6.3 million, $6.0 million and $4.5 million in management fees.

Newport, LBA, Western, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10 to 30 years. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $7.1 million, $6.8 million and $5.2 million in franchise fees.

Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2010 and 2009, the Company’s capital expenditures were approximately $5.4 million and $25.2 million.

Employees

The Company does not have any employees. During 2010, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A8A which in turn utilizes personnel from Apple REIT Six, Inc.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtained a Phase I Environmental Report and additional environmental reports and surveys, as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

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

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions in 2010. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships, however, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2010, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred by the Company during 2010 and 2009 under this contract.

The Company is party to an advisory agreement with A8A to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.8 million, $3.0 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Of this total expense, approximately $1.0 million, $1.0 million and $1.0 million were fees paid to A8A and $1.8 million, $2.0 million and $1.7 million were expenses reimbursed (or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A8A) by A8A to AR6 for the years ended December 31, 2010, 2009 and 2008.

The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Nine Advisors, Inc. (“A9A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A7A, A9A and A10A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

Including ASRG, A6A, ASA, A8A, A9A and A10A discussed above, Mr. Knight is also Chairman and CEO of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

The Company is a member of Apple Air Holding, LLC (“Apple Air”) which owns two Lear jets as of December 31, 2010. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.

In October 2010, Apple REIT Nine, Inc. purchased from the Company’s third party lender, the note payable secured by the Columbia, South Carolina Hilton Garden Inn. The purchase of the note by Apple REIT Nine, Inc. had no financial effect on the Company. The terms of the note remain the same.

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

Current General Economic Slowdown in the Lodging Industry

A recessionary environment, and uncertainty over its depth and duration, continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States has emerged from the recessionary environment of 2009, but high unemployment levels and sluggish business and consumer travel trends were evident in 2010; as a result the Company continues to experience reduced revenue as compared to pre-recessionary periods. Accordingly, financial results have been impacted by the economic slowdown, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent.

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

Qualification as a REIT

The rules governing a REIT are highly technical and complex. They require ongoing compliance with and interpretation of a variety of tests and regulations that depend on, among other things, future operations. While the Company expects to satisfy these tests, it cannot ensure it will qualify as a REIT for any particular year. There is also the risk that the applicable laws governing a REIT could be changed, which could adversely affect the Company and its shareholders.

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

The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions and capital improvements, ramp up of new properties and varying economic cycles. The Company anticipates that it may need to utilize debt, offering proceeds and cash from operations to meet this objective. The Company evaluates the distribution rate on an ongoing basis and may make changes at any time if the Company feels the rate is not appropriate based on available cash resources.

While the Company generally seeks to make distributions from its operating cash flows, distributions may be made (although there is no obligation to do so) in certain circumstances in part from financing proceeds or other sources, such as proceeds from the offering of Units. While distributions from such sources would result in the shareholder receiving cash, the consequences to the shareholders would differ from a distribution from the Company’s operating cash flows. For example, if financing is the source of a distribution, that financing would have to be repaid, and if proceeds from the offering of Units are distributed, those proceeds would not then be available for other uses (such as property acquisitions or improvements).

Financing Risks

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to perform renovations to its properties or make shareholder distributions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation, and as a result, the Company may not be able to use debt to meet any of its cash requirements.

Debt Terms

The line of credit and term loan entered into in October 2010 contain financial covenants that could require the loans to be prepaid prior to maturity or restrict the amount and timing of distributions to shareholders. The covenants include a minimum net worth, debt service coverage and income to debt service and distributions. The secured debt increases the Company’s risk of property losses as defaults on the debt may result in foreclosure by the lenders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2010, the Company owned 51 hotels with an aggregate of 5,909 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hampton Inn	5	549
Hampton Inn & Suites	3	298
Hilton Garden Inn	6	717
Homewood Suites	5	536
Courtyard	11	1,443
Fairfield Inn & Suites	3	331
Marriott	1	226
Residence Inn	10	1,067
SpringHill Suites	3	289
TownePlace Suites	3	252
Renaissance	1	201

Total	51	5,909

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2010
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc Deprec	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
						Bldg Imp. & FF&E
				Land	Bldg./FF&E
Birmingham	AL	Homewood Suites	$11,446	$1,180	$15,913	$307	$17,400	$(1,405)	2005	May-08	3 - 39 yrs.	95
Rogers	AR	Fairfield Inn & Suites	—	886	7,389	1,142	9,417	(880)	2002	February-08	3 - 39 yrs.	99
Rogers	AR	Residence Inn	—	924	11,183	211	12,318	(1,073)	2003	February-08	3 - 39 yrs.	88
Springdale	AR	Residence Inn	—	451	5,379	1,389	7,219	(794)	2001	March-08	3 - 39 yrs.	72
Burbank	CA	Residence Inn	12,500	4,229	47,200	34	51,463	(3,798)	2007	May-08	3 - 39 yrs.	166
Cypress	CA	Courtyard	—	3,242	28,680	591	32,513	(2,564)	1988	April-08	3 - 39 yrs.	180
Oceanside	CA	Residence Inn	12,500	3,312	25,964	59	29,335	(2,212)	2007	May-08	3 - 39 yrs.	125
Sacramento	CA	Hilton Garden Inn	—	2,549	25,759	1,952	30,260	(2,661)	1999	March-08	3 - 39 yrs.	154
San Jose	CA	Homewood Suites	—	6,542	15,882	827	23,251	(1,560)	1991	July-08	3 - 39 yrs.	140
Tulare	CA	Hampton Inn & Suites	—	1,105	9,490	9	10,604	(927)	2008	June-08	3 - 39 yrs.	86
Jacksonville	FL	Homewood Suites	16,638	1,550	22,366	608	24,524	(1,897)	2005	June-08	3 - 39 yrs.	119
Sanford	FL	SpringHill Suites	—	937	10,605	319	11,861	(975)	2000	March-08	3 - 39 yrs.	105
Tallahassee	FL	Hilton Garden Inn	—	—	13,580	41	13,621	(1,348)	2006	January-08	3 - 39 yrs.	85
Tampa	FL	TownePlace Suites	8,019	1,312	10,339	297	11,948	(909)	1999	June-08	3 - 39 yrs.	95
Port Wentworth	GA	Hampton Inn	—	841	10,284	126	11,251	(937)	1997	January-08	3 - 39 yrs.	106
Savannah	GA	Hilton Garden Inn	5,403	—	15,119	657	15,776	(1,289)	2004	July-08	3 - 39 yrs.	105
Overland Park	KS	Fairfield Inn & Suites	—	1,578	10,868	4	12,450	(923)	2008	August-08	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	6,638	1,527	14,626	347	16,500	(1,354)	2000	April-08	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	—	944	8,209	724	9,877	(783)	1999	March-08	3 - 39 yrs.	102
Wichita	KS	Courtyard	—	1,184	8,006	250	9,440	(861)	2000	June-08	3 - 39 yrs.	90
Bowling Green	KY	Hampton Inn	—	1,486	17,885	99	19,470	(1,719)	1989	December-07	3 - 39 yrs.	130
Marlborough	MA	Residence Inn	—	2,117	18,586	185	20,888	(1,859)	2006	January-08	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	—	1,576	14,116	66	15,758	(1,367)	2007	March-08	3 - 39 yrs.	110
Westford	MA	Residence Inn	6,979	909	14,170	1,003	16,082	(1,440)	2000	April-08	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	—	2,446	23,336	38	25,820	(2,228)	2007	January-08	3 - 39 yrs.	126
Kansas City	MO	Residence Inn	11,211	1,182	16,148	1,967	19,297	(1,770)	1968	April-08	3 - 39 yrs.	106
Carolina Beach	NC	Courtyard	—	3,252	21,609	1,731	26,592	(1,933)	2003	June-08	3 - 39 yrs.	144
Concord	NC	Hampton Inn	4,964	1,248	8,359	61	9,668	(896)	1996	March-08	3 - 39 yrs.	101
Dunn	NC	Hampton Inn	—	548	12,539	71	13,158	(1,324)	2006	January-08	3 - 39 yrs.	120
Fayetteville	NC	Residence Inn	7,000	671	12,567	148	13,386	(1,175)	2006	May-08	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	—	667	7,630	74	8,371	(767)	2004	November-07	3 - 39 yrs.	82
Matthews	NC	Hampton Inn	—	640	10,432	591	11,663	(1,204)	1995	January-08	3 - 39 yrs.	92
Wilmington	NC	Fairfield Inn & Suites	—	1,848	13,468	—	15,316	(979)	2008	December-08	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	7,809	1,444	12,452	30	13,926	(1,134)	1998	May-08	3 - 39 yrs.	122
Somerset	NJ	Courtyard	—	—	16,504	113	16,617	(1,663)	2001	November-07	3 - 39 yrs.	162
New York	NY	Renaissance	—	—	111,870	21,083	132,953	(16,572)	1916	January-08	3 - 39 yrs.	201
Tulsa	OK	Hampton Inn & Suites	—	904	9,935	50	10,889	(1,142)	2007	December-07	3 - 39 yrs.	102
Columbia	SC	Hilton Garden Inn	10,784	1,389	20,495	12	21,896	(1,603)	2006	September-08	3 - 39 yrs.	143
Greenville	SC	Residence Inn	6,308	696	8,368	171	9,235	(761)	1998	May-08	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	6,041	1,099	13,109	1,418	15,626	(1,461)	2001	May-08	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	—	692	8,207	2,109	11,008	(1,278)	1997	December-07	3 - 39 yrs.	76
Texarkana	TX	Courtyard	—	681	12,653	171	13,505	(1,080)	2003	March-08	3 - 39 yrs.	90
Texarkana	TX	TownePlace Suites	—	617	8,740	293	9,650	(955)	2006	March-08	3 - 39 yrs.	85
Charlottesville	VA	Courtyard	—	2,316	26,432	153	28,901	(2,013)	2000	June-08	3 - 39 yrs.	137
Chesapeake	VA	Marriott Full Service	—	3,264	36,376	30	39,670	(3,229)	2008	October-08	3 - 39 yrs.	226
Harrisonburg	VA	Courtyard	—	1,687	22,134	100	23,921	(2,054)	1999	November-07	3 - 39 yrs.	125
Suffolk	VA	Courtyard	8,226	973	11,679	1	12,653	(1,075)	2007	July-08	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	6,310	754	9,386	—	10,140	(843)	2007	July-08	3 - 39 yrs.	72
VA Beach	VA	Courtyard	—	7,219	20,692	124	28,035	(1,605)	1999	June-08	3 - 39 yrs.	141
VA Beach	VA	Courtyard	—	9,887	30,972	1,931	42,790	(2,659)	2002	June-08	3 - 39 yrs.	160
Tukwila	WA	Homewood Suites	—	1,393	14,751	1,471	17,615	(1,323)	1991	July-08	3 - 39 yrs.	106
Construction in Progress			—	—	—	46	46	—

			$148,776	$87,898	$902,441	$45,234	$1,035,573	$(90,261)				5,909

Investment in hotels at December 31, 2010, consisted of the following (in thousands):

December 31, 2010
Land	$87,898
Building and Improvements	875,403
Furniture, Fixtures and Equipment	72,272

1,035,573
Less Accumulated Depreciation	(90,261)

Investment in hotels, net	$945,312

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2010 there were 94.6 million Units outstanding. Each Unit consists of one common share, no par value, and one series A preferred share of the Company. The per share estimated market value of common stock is deemed to be the offering price of the shares, which is currently $11.00 per share. This market valuation is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan. As of December 31, 2010 the Units were held by approximately 19,600 beneficial shareholders.

Dividend Reinvestment Plan

In the second quarter of 2008 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. As of December 31, 2010, approximately 6.3 million Units, representing $68.9 million in proceeds to the Company, have been issued under the plan.

Unit Redemption Program

Effective in October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period will be three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed approximately 2.8 million Units in the amount of $29.0 million under the program. The redemptions represent 100% of the redemption requests as of the last scheduled redemption date in 2010, which was October 2010. In January 2011, the first scheduled redemption date of 2011, the Company redeemed in accordance with the Unit Redemption Program on a pro-rata basis approximately 61% of the requested redemptions, or a total of $8.0 million. See the Company’s complete consolidated statement of cash flows for the years ended December 31, 2010, 2009 and 2008 included in the Company’s audited financial statements in Item 8 of the Form 10-K for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the fourth quarter of 2010 (no redemptions occurred in November and December 2010):

Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2010	595,985	$10.86	2,775,482	(1)

(1)

The maximum number of Units that may be redeemed in any 12 month period is limited to up to three percent (3.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

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

Series B Convertible Preferred Shares

In January 2007 the Company issued 240,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Eight Advisors, Inc., or if the company ceases to use Apple Suites Realty Group, Inc. to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in 2010 totaled $72.5 million and were paid monthly at a rate of $0.064167 per common share. Distributions totaled $74.9 million in 2009 (paid at a monthly rate of $0.073334 for the first four months of 2009 and at a monthly rate of $0.064167 for the remaining eight months of 2009) and $76.4 million in 2008 (paid monthly at a rate of $0.073334). The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company’s line of credit loan agreement has a distribution to income covenant. Therefore, to maintain compliance with the covenant, the Company may need to reduce distributions.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2010, options to purchase 244,468 Units were outstanding with a weighted average exercise price of $11 per Unit under the Directors Plan. No options have been issued under the Incentive Plan. The following is a summary of securities issued under the plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	244,468	$11.00	1,355,077
Incentive Plan	—	$—	4,029,318

Item 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2010, 2009 and 2008 and the period from January 22, 2007 (initial capitalization) through December 31, 2007. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15(1), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on January 22, 2007 to November 8, 2007, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company’s first property acquisition.

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period January 22, 2007 (initial capitalization) through December 31, 2007
(in thousands except per share and statistical data)
Revenues:
Room revenue	$169,944	$158,316	$124,208	$1,385
Other revenue	12,678	12,569	9,076	100

Total revenue	182,622	170,885	133,284	1,485
Expenses:
Hotel operating expenses	108,987	105,091	77,612	886
Taxes, insurance and other	10,089	10,188	6,818	116
Land lease expense	6,386	6,376	6,258	49
General and administrative	5,216	4,523	4,359	1,046
Depreciation	34,979	32,907	22,044	333
Investment income, net	(3,076)	(1,071)	(2,225)	(6,353)
Interest expense	9,166	7,366	4,153	10

Total expenses	171,747	165,380	119,019	(3,913)

Net income	$10,875	$5,505	$14,265	$5,398

Per Share
Net income per common share	$0.12	$0.06	$0.16	$0.35
Distributions paid to common shareholders	$0.77	$0.81	$0.88	$0.40
Weighted-average common shares outstanding—basic and diluted	94,170	92,963	87,271	15,376

Balance Sheet Data (at end of period)
Cash and cash equivalents	$—	$—	$—	$562,009
Investment in hotels, net	$945,312	$974,773	$982,886	$87,310
Total assets	$962,486	$998,851	$1,003,048	$670,771
Notes payable	$200,439	$184,175	$138,704	$—
Shareholders’ equity	$736,569	$789,099	$842,304	$670,319
Net book value per share	$7.78	$8.43	$9.11	$9.72

Other Data
Cash flow from:
Operating activities	$44,249	$45,739	$39,714	$5,563
Investing activities	$711	$(30,379)	$(766,854)	$(108,549)
Financing activities	$(44,960)	$(15,360)	$165,131	$664,971
Number of hotels owned at end of period	51	51	51	6
Average Daily Rate (ADR)(b)	$112	$112	$121	$95
Occupancy	70%	66%	69%	61%
Revenue Per Available Room (RevPAR)(c)	$79	$73	$83	$58
Total Rooms Sold(d)	1,515,805	1,414,748	1,027,472	14,626
Total Rooms Available(e)	2,155,648	2,155,621	1,490,606	23,864

Funds From Operations Calculation(a)
Net income	$10,875	$5,505	$14,265	$5,398
Depreciation of real estate owned	34,979	32,907	22,044	333

Funds from operations	$45,854	$38,412	$36,309	$5,731

(a)

Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP. The Company considers FFO as a supplemental measure of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the performance of the Company. The Company’s definition of FFO is not necessarily the same as such terms that are used by other companies. FFO is not necessarily indicative of cash available to fund cash needs.

(b)	Total room revenue divided by number of rooms sold.

(c)	ADR multiplied by occupancy percentage.

(d)	Represents the number of room nights sold during the period.

(e)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A.

General

The Company was formed and initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company owned 51 hotels as of December 31, 2010, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first six hotels were acquired in November and December 2007, and 45 additional hotels were purchased in 2008. Accordingly, the results of operations include only the results of operations of the hotels for the periods owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in November 2007.

Hotel performance can be influenced by many factors including local competition, local and national economic conditions in the United States and the performance of individual managers assigned to each hotel. While the Company’s hotels’ performance as compared to other hotels within each individual market has met expectations for the periods held, overall financial results did not meet expectations in 2010, due to the significant decline in economic conditions throughout the United States. It is anticipated the properties’ financial performance will be below original expectations until general economic conditions return to pre-recessionary levels. The Company’s and industry’s revenues and income improved in 2010 as compared to 2009. Although still expected to be below 2007 and 2008 levels, the Company expects 2011 revenue percentage increases in the mid single digits as compared to 2010. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and market yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

The Company owned the same number of hotels (51) at December 31, 2010 and 2009 (consisting of 5,909 rooms). The following is a summary of results for the years ended December 31, 2010 and 2009.

(in thousands, except statistical data)	Year ended December 31, 2010	Percent of Revenue	Year ended December 31, 2009	Percent of Revenue	Percent Change
Total revenues	$182,622	100%	$170,885	100%	7%
Hotel direct expenses	108,987	60%	105,091	61%	4%
Taxes, insurance and other expense	10,089	6%	10,188	6%	(1)%
Land lease expense	6,386	3%	6,376	4%	0%
General and administrative expense	5,216	3%	4,523	3%	15%
Depreciation	34,979		32,907		6%
Investment income, net	3,076		1,071		187%
Interest expense	9,166		7,366		24%
Number of hotels	51		51		0%
Average RevPAR Index(1)	130		130		0%
Average Daily Rate (ADR)	$112		$112		0%
Occupancy	70%		66%		6%
RevPAR	$79		$73		8%

(1)	Statistics calculated from data provided by Smith Travel Research, Inc.® and excludes new properties open less than 2 years or under renovation during the applicable period.

Hotels Owned

As of December 31, 2010, the Company owned 51 hotels, with a total of 5,909 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	201	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707

					5,909	$950,745

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

With the exception of assumed mortgage loans in 2008 on 15 of its hotel properties, substantially all of the purchases were funded with proceeds of the Company’s best-efforts offering of Units. The following table summarizes the hotel, current interest rate, maturity date, principal amount assumed with each mortgage, and outstanding principal balance as of December 31, 2010. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed	Principal Balance as of Dec. 31, 2010
Columbia, SC	Hilton Garden Inn	(1)	2/1/2012	$11,576	$10,784
Overland Park, KS	Residence Inn	5.74%	4/1/2015	7,079	6,638
Westford, MA(3)	Residence Inn	(2)	10/1/2015	7,199	6,979
Kansas City, MO	Residence Inn	5.74%	11/1/2015	11,645	11,211
Fayetteville, NC(3)	Residence Inn	5.14%	12/1/2015	7,204	7,000
Hilton Head, SC	Hilton Garden Inn	6.29%	4/11/2016	6,371	6,041
Winston-Salem, NC	Courtyard	5.94%	12/8/2016	8,000	7,809
Savannah, GA	Hilton Garden Inn	5.87%	2/1/2017	5,679	5,403
Tampa, FL	TownePlace Suites	6.06%	2/8/2017	8,268	8,019
Greenville, SC	Residence Inn	6.03%	2/8/2017	6,512	6,308
Birmingham, AL	Homewood Suites	6.03%	2/8/2017	11,815	11,446
Jacksonville, FL	Homewood Suites	6.03%	2/8/2017	17,159	16,638
Concord, NC	Hampton Inn	6.10%	3/1/2017	5,143	4,964
Suffolk, VA	TownePlace Suites	6.03%	7/1/2017	6,630	6,310
Suffolk, VA	Courtyard	6.03%	7/1/2017	8,644	8,226

				$128,924	$123,776

(1)	The interest rate on this mortgage is a variable rate based on 3-month LIBOR. As of December 31, 2010, the current interest rate was 4.97%.

(2)	The interest rate on this mortgage is a variable rate based on 1-month LIBOR. An interest rate swap entered into in October 2010 when this loan was refinanced, results in an effective rate of 5.3%.

(3)	Loan was refinanced in 2010.

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport Hospitality Group, Inc. (“Newport”), Larry Blumberg & Associates (“LBA”), Western International (“Western”), Marriott International, Inc. (“Marriott”), White Lodging Services Corporation (“WLS”), Dimension Development Company (“Dimension”), Inn Ventures, Inc. (“Inn Ventures”), True North Hotel Group, Inc. (“True North”), Intermountain Management, LLC (“Intermountain”), MHH Management, LLC (“McKibbon”) and Crestline Hotels & Resorts, Inc. (“Crestline”). The agreements provide for initial terms ranging from one to thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $6.3 million, $6.0 million and $4.5 million in management fees.

Newport, LBA, Western, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10 to 30 years. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2010, 2009 and 2008 the Company incurred approximately $7.1 million, $6.8 million and $5.2 million in franchise fees.

Results of Operations for Years 2010 and 2009

As of December 31, 2010, the Company owned 51 hotels with 5,909 rooms. The Company’s portfolio of hotels owned is unchanged since December 31, 2008. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the past two years, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, lodging demand in most markets in the United States has declined as compared to pre-recession levels. Economic conditions stabilized and showed modest growth in 2010 as compared to 2009 throughout the United States, which led to the Company’s improved revenue and income in 2010 as compared to 2009. Although the Company expects continued improvement in 2011, it is not anticipated that revenue and income will reach pre-recessionary levels. The Company’s hotels have shown results consistent with industry and brand averages for the period of ownership.

The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York, New York hotel, the Company has two reportable segments.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the year ended December 31, 2010, the Company had total revenue of $182.6 million. Revenue for the New York hotel was $19.6 million or 11% of total revenue for the year. For the year, the hotels achieved combined average occupancy of approximately 70%, ADR of $112 and RevPAR of $79. The New York hotel had average occupancy of 85%, ADR of $271 and RevPAR of $229. All other hotels combined had occupancy of 70%, ADR of $105 and RevPAR of $74. RevPAR is calculated as ADR multiplied by the occupancy percentage. ADR is calculated as room revenue divided by the number of rooms sold.

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

As reflected in the Company’s occupancy increase (the Company has seen year over year occupancy improvement every month since November 2009), the industry realized an overall increase in demand as compared to 2009. The increase was a result of reduced room rates and the sense that the overall economy was stabilizing, generating more business and leisure travelers. While ADR still trailed pre-recession levels, it has stabilized, and it increased in the second half of 2010 as compared to 2009. As a result, the Company’s RevPAR increased 8% for 2010 as compared to 2009. The Company anticipates mid-single digit percentage increases in RevPAR in 2011 as compared to 2010.

While the revenue rates earned by the Company are consistent with industry and brand averages, the Company continues to focus on improving market share. The Company’s properties overall lead their respective markets with an Average RevPAR Index of 130 for 2010 (the market average is 100).

During the first half of 2009, the Company was in the process of completing its conversion of the New York hotel from an unbranded hotel to a Renaissance hotel. While the Company completed the conversion to a Renaissance in late April 2009, there were certain additional renovation requirements to complete during the course of the year. Consequently, the hotel had an average of 32 rooms out of service each night for the first half of 2009 and experienced other disruptions to its common areas. As a result of the conversion effort and declines in economic conditions, revenue at the hotel was unusually low for the first half of 2009. The RevPAR Index for the New York hotel was 112 for 2010, an increase of 29% from 2009. Although the hotel’s revenue increased 35% in 2010 as compared to 2009, the Company believes there continues to be opportunity for market penetration and continues to work with Marriott management to increase the RevPAR Index for the New York hotel.

Expenses

For the year ended December 31, 2010, hotel direct expenses of the Company’s hotels totaled $109.0 million or 60% of total revenue. The New York hotel had direct expenses of $11.1 million or 57% of its total revenue for the year. For the year ended December 31, 2009, hotel direct expenses were $105.1 million or 61% of total revenue. The New York hotel had direct expenses of $10.0 million or 69% of its total revenue for the year. Hotel direct expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.

In 2009 operating expense as a percentage of revenue was negatively impacted by the ramp up of several hotels that opened in the second half of 2008 and by renovations in 2009. The Company had approximately 27,000 room nights out of service due to renovations in 2009. Additionally, hotel operational expenses for 2009 reflect the impact of declining revenues at most of the Company’s hotels, and the Company’s efforts to control costs in such an economic environment. However, certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and cannot be curtailed or eliminated. The Company has been successful in reducing, relative to revenues, certain labor costs, food and supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. The Company will continue to work with its management companies to reduce costs as aggressively as possible.

Taxes, insurance, and other expense for 2010 and 2009 totaled $10.1 million (6% of total revenues for 2010) and $10.2 million (or 6% of total revenues for 2009) of which approximately $680 thousand and $355 thousand related to the New York hotel. Total Company taxes, insurance and other expense is anticipated to remain stable in 2011. New York will continue to increase as tax incentives will decline over time.

Land lease expense was $6.4 million for 2010 and $6.4 million for 2009. This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the years ended December 31, 2010 and 2009 for the New York hotel was $5.9 million.

General and administrative expense (“G&A”) for 2010 and 2009 was $5.2 million and $4.5 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees, reporting expense and the Company’s share of loss from its investment in Apple Air Holding LLC. As a public company, the Company is subject to various regulatory oversight. In 2010 the Company incurred approximately $0.5 million in legal and related costs responding to the Securities and Exchange Commission. G&A also increased in 2010 due to an approximately $0.4 million loss related to Apple Air’s contract to trade-in its two jets for one new jet in 2011.

Depreciation expense was $35.0 million for 2010 and $32.9 million for 2009. This expense includes $6.4 million and $5.9 million for the New York hotel. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned. The increase is a result of capital improvements made by the Company in 2009 of approximately $25 million to complete 12 renovations.

In the first quarter of 2010, the Company sold its equity securities in a publicly traded real estate investment trust, resulting in realized gains and other investment income of approximately $3.0 million. For the 2009 year, the Company recognized investment income, net of $1.1 million, comprised of interest income (earnings on excess cash invested in short term money market instruments and certificates of deposit) and a realized gain of $1.0 million on the sale of a portion of its investment in equity securities of one public REIT.

Interest expense for 2010 and 2009 totaled $9.2 million and $7.4 million and primarily represents interest expense incurred on mortgage loans assumed on 15 hotel properties acquired during 2008 and the Company’s line of credit and term loan, offset by capitalized interest of $0.1 million in 2010 and $1.4 million in 2009 in conjunction with renovations.

Results of Operations for Years 2009 and 2008

As of December 31, 2009, the Company owned 51 hotels with 5,909 rooms. Forty-five hotels with 5,231 rooms were purchased during 2008. As of December 31, 2007, the Company owned six hotels with 678 rooms. The Company’s operations did not commence until November 2007, when the Company purchased its first three hotels. As a result of the acquisition activity in 2008, a comparison of operations for 2009 to prior periods is not representative of the results that would have occurred if all hotels had been owned for the entire periods presented.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the years ended December 31, 2009 and 2008, the Company had total revenue of $170.9 million and $133.3 million. Revenue for the New York hotel was $14.5 million or 8% of total revenue for 2009 and $14.4 million or 11% of total revenue for 2008. For the 2009 year, the hotels achieved combined average occupancy of approximately 66%, ADR of $112 and RevPAR of $73. The New York hotel had average occupancy of 73%, ADR of $227 and RevPAR of $165. All other hotels combined had occupancy of 65%, ADR of $107 and RevPAR of $70.

For the year ended December 31, 2008, the hotels achieved combined average occupancy of approximately 69%, ADR of $121 and RevPAR of $83. The New York hotel had average occupancy of 66%, ADR of $253 and RevPAR of $166. All other hotels combined had occupancy of 69%, ADR of $114 and RevPAR of $79.

As mentioned previously in the comparison of 2010 and 2009 operating results, the Company was impacted in 2009, particularly the first half, by the conversion of the New York hotel from an unbranded hotel to a Renaissance hotel. As a result of the conversion effort and declines in economic conditions, revenue at the hotel was unusually low for the first half of 2009.

Expenses

For the year ended December 31, 2009 and 2008, hotel direct expenses of the Company’s hotels totaled $105.1 million or 61% of total revenue, and $77.6 million or 58% of total revenue. The New York hotel had direct expenses of $10.0 million or 69% of its total revenue for 2009 and direct expenses of $8.4 million or 59% of its total revenue for 2008.

In 2009 operating expense as a percentage of revenue was negatively impacted by the ramp up of several hotels that opened in the second half of 2008 and by renovations in 2009. The Company had approximately 27,000 room nights out of service due to renovations in 2009. Additionally, hotel operational expenses for 2009 reflect the impact of declining revenues at most of the Company’s hotels, and the Company’s efforts to control costs in such an economic environment.

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

Interest expense for 2009 and 2008 totaled $7.4 million and $4.2 million and primarily represents interest expense incurred on mortgage loans assumed on 15 hotel properties acquired during 2008 and the Company’s line of credit, offset by capitalized interest of $1.4 million and $0.7 million in 2009 and 2008 in conjunction with renovations.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2010. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2010, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred by the Company under this contract in 2010 or 2009.

The Company is party to an advisory agreement with Apple Eight Advisors (“A8A”) to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.8 million, $3.0 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Of this total expense, approximately $1.0 million, $1.0 million and $1.0 million were fees paid to A8A and $1.8 million, $2.0 million and $1.7 million were expenses reimbursed (or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A8A) by A8A to AR6 for the years ended December 31, 2010, 2009 and 2008.

The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Nine Advisors, Inc. (“A9A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A7A, A9A and A10A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

In January 2009 the Company purchased a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), for $3.2 million in cash. The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. The Company’s investment in Apple Air is included in Other assets, net on the Company’s Consolidated Balance Sheet. The Company records its share of income and losses of Apple Air under the equity method of accounting and adjusts its investment accordingly. The Company’s share of Apple Air’s loss was approximately $840,000 in 2010 and approximately $460,000 in 2009. The increase in the loss is due to the planned trade-in by Apple Air of the two jets for one new jet in January 2011.

In October of 2010, Apple REIT Nine, Inc. purchased from the Company’s third party lender, the note payable secured by the Columbia, South Carolina Hilton Garden Inn. The purchase of the note by Apple REIT Nine, Inc. had no financial effect on the Company.

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

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2010, expense would have ranged from $0 to in excess of $63 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

The following is a summary of the Company’s significant commercial commitments as of December 31, 2010. See “Capital Requirements and Resources” for a discussion of the Company’s liquidity and available capital resources as of December 31, 2010.

Commercial Commitments (000’s)	Total	Amount of Commitments Expiring per Period
		Less than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $43.2 million)	$243,834	$12,403	$107,581	$45,328	$78,522
Ground leases	236,885	3,916	8,175	8,689	216,105

	$480,719	$16,319	$115,756	$54,017	$294,627

Capital Requirements and Resources

In October 2010 the Company entered into a $75.0 million unsecured revolving line of credit which expires in October 2012. The line of credit, which effectively extended the Company’s existing line of credit, will be used for general corporate purposes, including capital expenditures, redemptions and distributions. With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at December 31, 2010. The outstanding balance on the line of credit was $51.9 million at December 31, 2010. Also in October 2010 the Company entered into a $25 million term loan secured by two hotels. Interest on the loans is due monthly, interest is based on LIBOR with a floor of 3.5%, the interest rate for both loans was 3.5% at December 31, 2010, and the principal is due at maturity which is October 2012. The proceeds from the term loan were used to reduce the outstanding balance on the line of credit. Both loans have quarterly financial covenants which the Company was in compliance with at December 31, 2010. Although the Company anticipates maintaining compliance with these covenants, there can be no assurances that a default will not occur and the loans become immediately payable.

The Company anticipates that cash flow from operations and the revolving line of credit will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), capital expenditures and debt service. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company will attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company were unable to extend maturing debt or if it were to default on its debt, it may be unable to make distributions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. Distributions in 2010 totaled $72.5 million and were paid monthly at a rate of

$0.064167 per common share. For the same period the Company’s cash generated from operations was approximately $44.2 million. This shortfall includes a return of capital and was funded primarily by additional borrowings under the Company’s line of credit facility. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company. In April 2009, the Board of Directors approved a reduction in the Company’s annual distribution rate from $0.88 to $0.77 per common share. The reduction of the distribution was effective beginning with the May 2009 distribution.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2010, the Company held $7.7 million in reserve for capital expenditures. Total capital expenditures in 2010 were $5.4 million, and the Company completed three renovations. The amount invested in capital expenditures was less in 2010 than 2009 due to the work performed on the properties when they were acquired, the level of capital expenditures in 2009 and 2008, and the depressed economic environment. The Company anticipates 2011 capital improvements to increase from 2010 and to be in the range of $12 to $14 million.

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting distributions to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through December 31, 2010, approximately 6.3 million Units were issued under the plan representing approximately $68.9 million, including 2.4 million Units for $26.1 million in 2010 and 2.4 million Units for $26.8 million in 2009.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period is three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed approximately 2.8 million Units in the amount of $29.0 million under the program, including 1.4 million Units in the amount of $14.7 million in 2010 and 1.3 million Units in the amount of $13.1 million redeemed in 2009.

Subsequent Events

In January 2011, the Company declared and paid $6.1 million or $0.064167 per common share, in a distribution to its common shareholders, of which $2.1 million or 195,270 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In January 2011, the Company redeemed 732,647 Units in the amount of $8.0 million under its Unit Redemption Program. As contemplated in the Program, the Company redeemed Units on a pro-rata basis. This redemption was approximately 61% of the requested redemption amount.

In February 2011, the Company declared and paid $6.0 million or $0.064167 per common share, in a distribution to its common shareholders, of which $2.2 million or 196,222 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In March 2011 the Company requested the loans secured by the Winston-Salem, North Carolina Courtyard, Tampa, Florida TownePlace Suites, Greenville, South Carolina Residence Inn and Suffolk, Virginia TownePlace Suites and Courtyard to be placed with a special servicer to negotiate the terms of the loans. To have the loans placed with the special servicer the Company did not make the scheduled monthly debt payments for March 2011. The Company anticipates it will receive default notices and does not know the timing and resolution of the anticipated negotiations. The total outstanding balance of the five loans at December 31, 2010 was approximately $36.7 million. The net book value of the properties securing these loans at December 31, 2010 was approximately $53.2 million. If the Company is unable to renegotiate the loans, it may be more cost beneficial to pursue a deed in lieu of foreclosure with the lender(s). If the Company did pursue a deed in lieu of foreclosure it would record an impairment loss of the difference between the property’s carrying value and fair value, which could range from $7 million to $11 million based on estimated values at December 31, 2010.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry data, is less than the properties’ carrying amounts. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. No impairment losses have been recorded to date.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

With the exception of one interest rate swap transaction entered into in October 2010, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company entered into the interest rate swap, with a notional amount of $7.0 million and based on the London InterBank Offered Rate (“LIBOR”), to increase stability related to interest expense on a variable rate loan. The swap is not designated as a hedge, therefore the changes in the fair market value of this transaction are recorded in earnings. The Company recognized a gain of $40,000 in 2010 from the change in fair value of this derivative.

As of December 31, 2010, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its line of credit and due to its variable interest rate term loans. The Company had an outstanding balance of $51.9 million on its $75 million line of credit at December 31, 2010, and to the extent it utilizes the line of credit, the Company will be exposed to changes in short- term interest rates. The outstanding balance on the Company’s variable rate term loans was $42.8 million at December 31, 2010. Based on these outstanding balances at December 31, 2010, every 100 basis points change in interest rates will impact the Company’s annual net income by $0.9 million, all other factors remaining the same. The Company’s cash balance at December 31, 2010 was $0.

In addition to its variable rate debt discussed above, the Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s notes payable and line of credit outstanding at December 31, 2010. All dollar amounts are in thousands.

	2011	2012	2013	2014	2015	Thereafter	Total	Market Value
Maturities	$2,335	$89,477	$2,267	$2,405	$30,818	$73,366	$200,668	$200,453
Average Interest rate	4.9%	5.3%	5.9%	5.9%	5.9%	6.0%

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 11, 2011
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
APPLE REIT EIGHT, INC.

We have audited Apple REIT Eight, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Eight, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Eight, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Apple REIT Eight, Inc. and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
APPLE REIT EIGHT, INC.

We have audited the accompanying consolidated balance sheets of Apple REIT Eight, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Eight, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Eight, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 11, 2011

APPLE REIT EIGHT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009
Assets
Investment in hotels, net of accumulated depreciation of $90,261 and $55,282	$945,312	$974,773
Restricted cash-furniture, fixtures and other escrows	8,934	12,268
Due from third party managers, net	4,031	3,919
Other assets, net	4,209	7,891

Total Assets	$962,486	$998,851

Liabilities
Accounts payable and accrued expenses	$14,878	$14,465
Intangible liabilities, net	10,600	11,112
Notes payable	200,439	184,175

Total Liabilities	225,917	209,752
Shareholders’ Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 94,615,462 and 93,643,430 shares	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 94,615,462 and 93,643,430 shares	938,733	927,269
Distributions greater than net income	(202,188)	(140,598)
Accumulated other comprehensive income	—	2,404

Total Shareholders’ Equity	736,569	789,099

Total Liabilities and Shareholders’ Equity	$962,486	$998,851

See notes to consolidated financial statements.

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenues:
Room revenue	$169,944	$158,316	$124,208
Other revenue	12,678	12,569	9,076

Total revenue	182,622	170,885	133,284
Expenses:
Operating expense	48,064	46,154	34,563
Hotel administrative expense	15,774	16,145	12,314
Sales and marketing	14,109	12,999	8,719
Utilities	8,078	7,828	5,624
Repair and maintenance	9,591	9,129	6,633
Franchise fees	7,108	6,813	5,218
Management fees	6,263	6,023	4,541
Taxes, insurance and other	10,089	10,188	6,818
Land lease expense	6,386	6,376	6,258
General and administrative	5,216	4,523	4,359
Depreciation expense	34,979	32,907	22,044

Total expenses	165,657	159,085	117,091
Operating income	16,965	11,800	16,193
Investment income, net	3,076	1,071	2,225
Interest expense	(9,166)	(7,366)	(4,153)

Net income	$10,875	$5,505	$14,265

Unrealized gain on investments	—	2,404	—

Comprehensive income	$10,875	$7,909	$14,265

Basic and diluted net income per common share	$0.12	$0.06	$0.16

Weighted average common shares outstanding—basic and diluted	94,170	92,963	87,271

See notes to consolidated financial statements.

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Class B Convertible Preferred Stock		Distributions Greater Than Net Income	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2007	68,943	$679,361	240	$24	$(9,066)	$670,319
Net proceeds from the sale of common shares	23,637	235,164	—	—	—	235,164
Common shares redeemed	(102)	(1,066)	—	—	—	(1,066)
Comprehensive income	—	—	—	—	14,265	14,265
Cash distributions declared to shareholders ($0.88 per share)	—	—	—	—	(76,378)	(76,378)

Balance at December 31, 2008	92,478	913,459	240	24	(71,179)	842,304

Net proceeds from the sale of common shares	2,439	26,952	—	—	—	26,952
Common shares redeemed	(1,274)	(13,142)	—	—	—	(13,142)
Comprehensive income	—	—	—	—	7,909	7,909
Cash distributions declared to shareholders ($0.81 per share)	—	—	—	—	(74,924)	(74,924)

Balance at December 31, 2009	93,643	927,269	240	24	(138,194)	789,099

Net proceeds from the sale of common shares	2,372	26,207	—	—	—	26,207
Common shares redeemed	(1,400)	(14,743)	—	—	—	(14,743)
Realized gain on sale of equity securities	—	—	—	—	(2,404)	(2,404)
Comprehensive income	—	—	—	—	10,875	10,875
Cash distributions declared to shareholders ($0.77 per share)	—	—	—	—	(72,465)	(72,465)

Balance at December 31, 2010	94,615	$938,733	240	$24	$(202,188)	$736,569

See notes to consolidated financial statements.

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net income	$10,875	$5,505	$14,265
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	34,979	32,907	22,044
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	505	(182)	(718)
Net realized (gain)/loss on sale of investments	(3,011)	(1,029)	362
Impairment of equity securities	—	—	4,397
Changes in operating assets and liabilities:
Increase (decrease) in other assets	(325)	2,390	(2,296)
Increase (decrease) in funds due from third party managers	(112)	23	(3,654)
Increase in accounts payable and accrued expenses	1,338	6,125	5,314

Net cash provided by operating activities	44,249	45,739	39,714
Cash flow from investing activities:
(Increase) decrease in capital improvement reserves	3,578	(1,785)	(1,657)
Cash paid for the acquisition of hotel properties	—	—	(747,997)
Purchase of investments in equity securities—available for sale	—	—	(30,562)
Proceeds from sale of equity securities—available for sale	3,804	1,329	24,711
Investment in other assets	(228)	(3,240)	—
Capital improvements	(6,443)	(26,683)	(11,349)

Net cash provided by (used in) investing activities	711	(30,379)	(766,854)
Cash flow from financing activities:
Net proceeds related to issuance of common stock	26,088	26,834	235,120
Redemptions of common stock	(14,743)	(13,142)	(1,066)
Cash distributions paid to common shareholders	(72,465)	(74,924)	(76,378)
Proceeds from line of credit, effective October 2010	51,894	—	—
Proceeds from notes payable	39,000	—	—
Net proceeds from (payment of) extinguished line of credit	(58,348)	48,090	10,258
Payments of notes payable	(15,942)	(2,218)	(967)
Deferred financing costs	(444)	—	(1,836)

Net cash (used in) provided by financing activities	(44,960)	(15,360)	165,131
Net change in cash and cash equivalents	—	—	(562,009)
Cash and cash equivalents, beginning of period	—	—	562,009

Cash and cash equivalents, end of period	$—	$—	$—

Supplemental information:
Interest paid	$8,985	$8,564	$4,242
Non-cash transactions:
Notes payable assumed in acquisitions	$—	$—	$128,924
Intangible liabilities assumed in acquisition	$—	$—	$12,685

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Eight, Inc. (the “Company”) is a Virginia corporation formed to invest in real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company has no foreign operations or assets and as of December 31, 2010, its operations include two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. The balances held may at times exceed federal depository insurance limits.

Restricted cash

Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of up to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. Impairment losses are measured as the difference between the asset’s fair value and its carrying value. No impairment losses have been recorded to date.

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

Comprehensive Income

For the year ending December 31, 2009, the Company recorded comprehensive income which resulted from the unrealized gain of $2.4 million from its investment in marketable equity securities. For the years ended December 31, 2010 and 2008, the Company recorded no comprehensive income other than net income.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the years ended December 31, 2010, 2009 and 2008. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of distributions in 2010 of $0.77 per share for tax purposes were 42% ordinary income and 58% return of capital (unaudited). Distributions in 2009 of $0.81 per share for tax purposes were 33% ordinary income and 67% return of capital (unaudited). Distributions in 2008 of $0.88 per share for tax purposes were 53% ordinary income and 47% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2010, 2009 and 2008, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $36.5 million as of December 31, 2010. The net operating loss carry forward will expire beginning in 2027. There are no material differences between the book and tax cost basis of the Company’s assets. As of December 31, 2010, the tax years that remain subject to examination by major tax jurisdictions generally include 2007 to 2010.

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

Note 2

Investment in Hotels

As of December 31, 2010, the Company owned 51 hotels, located in nineteen states, consisting of the following:

Brand	Total by Brand	Number of Rooms
Hampton Inn	5	549
Hampton Inn & Suites	3	298
Hilton Garden Inn	6	717
Homewood Suites	5	536
Courtyard	11	1,443
Fairfield Inn & Suites	3	331
Marriott	1	226
Residence Inn	10	1,067
SpringHill Suites	3	289
TownePlace Suites	3	252
Renaissance	1	201

Total	51	5,909

Investment in hotels consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Land	$87,898	$87,875
Building and Improvements	875,403	874,620
Furniture, Fixtures and Equipment	72,272	67,560

	1,035,573	1,030,055
Less Accumulated Depreciation	(90,261)	(55,282)

Investment in hotels, net	$945,312	$974,773

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	$8,000
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
New York	NY	Renaissance	Marriott	1/4/2008	201	99,000
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	16,500
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800

					5,909	$950,745

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its best-efforts offering to pay 2% of the gross purchase price for these hotels, which equals approximately $19.0 million, as a commission to ASRG.

The purchase price of the hotels plus the ASRG commission and other closing costs were allocated to the various components such as land, buildings and improvements, furniture and equipment, and intangible assets based on the fair value of each component. No goodwill was recorded in connection with any of the acquisitions. Generally, the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. However, in conjunction with two hotel acquisitions in 2008, one in New York, New York and one in Savannah, Georgia, amounts were identified and allocated to Intangible liabilities, net in the Company’s Consolidated Balance Sheets. These amounts are being amortized to rental income and land lease expense over the remaining terms of the associated contracts (terms range from 8-46 years). The total value of these liabilities was $10.2 million for the New York hotel and $2.4 million for the Savannah, Georgia hotel. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Note 3

Notes Payable and Credit Agreements

In conjunction with the acquisition of 15 hotel properties in 2008, the Company assumed mortgage notes payable, secured by the applicable hotel property. The following table summarizes the hotel, current interest rate, maturity date, principal amount assumed and the outstanding balance as of December 31, 2010 and December 31, 2009. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity Date	Principal Assumed	Outstanding Principal Balance as of Dec. 31, 2010	Outstanding Principal Balance as of Dec. 31, 2009
Columbia, SC	Hilton Garden Inn	(1)	2/1/2012	$11,576	$10,784	$11,101
Overland Park, KS	Residence Inn	5.74%	4/1/2015	7,079	6,638	6,812
Westford, MA(3)	Residence Inn	(2)	10/1/2015	7,199	6,979	6,923
Kansas City, MO	Residence Inn	5.74%	11/1/2015	11,645	11,211	11,382
Fayetteville, NC(3)	Residence Inn	5.14%	12/1/2015	7,204	7,000	7,038
Hilton Head, SC	Hilton Garden Inn	6.29%	4/11/2016	6,371	6,041	6,176
Winston-Salem, NC	Courtyard	5.94%	12/8/2016	8,000	7,809	7,907
Savannah, GA	Hilton Garden Inn	5.87%	2/1/2017	5,679	5,403	5,523
Tampa, FL	TownePlace Suites	6.06%	2/8/2017	8,268	8,019	8,124
Greenville, SC	Residence Inn	6.03%	2/8/2017	6,512	6,308	6,391
Birmingham, AL	Homewood Suites	6.03%	2/8/2017	11,815	11,446	11,596
Jacksonville, FL	Homewood Suites	6.03%	2/8/2017	17,159	16,638	16,856
Concord, NC	Hampton Inn	6.10%	3/1/2017	5,143	4,964	5,033
Suffolk, VA	TownePlace Suites	6.03%	7/1/2017	6,630	6,310	6,448
Suffolk, VA	Courtyard	6.03%	7/1/2017	8,644	8,226	8,406

				$128,924	$123,776	$125,716

(1)	The interest rate on this mortgage is a variable rate based on 3-month LIBOR. As of December 31, 2010, the current interest rate was 4.97%.

(2)	The interest rate on this mortgage is a variable rate based on 1-month LIBOR. An interest rate swap entered into in October 2010 when this loan was refinanced, results in an effective rate of 5.3%.

(3)	Loan was refinanced in 2010.

In October 2010, the Company renewed its $75.0 million unsecured line of credit with Branch Banking and Trust Company (“BB&T”), extending the term for 2 years to October 2012. The interest rate on the loan increased to London InterBank Offered Rate (“LIBOR”) plus 2.25% with a floor of 3.5%. Additionally, the Company entered into a $25 million term loan with BB&T. The loan is secured by two properties and matures in October 2012. The loan requires interest only payments monthly at LIBOR plus 2.25% with a floor of 3.5%. Both loans have financial covenants requiring a minimum consolidated net worth and debt service charge and a maximum debt to equity and distribution to income ratio. The line of credit continues to contain a negative pledge agreement that requires approval from the lender to materially change the Company’s investment in 10 properties including using those 10 properties as security for additional financing. As of December 31, 2010, the Company was in compliance with these covenants. As of December 31, 2010, there was $51.9 million outstanding on the line of credit at an interest rate of 3.5%. At December 31, 2009, there was $58.3 million outstanding on the then existing line of credit at an interest rate of 1.98%.

The aggregate amounts of principal payable under the Company’s notes payable, for the five years subsequent to December 31, 2010 and thereafter are as follows (in thousands):

Total
2011	$2,335
2012	89,477
2013	2,267
2014	2,405
2015	30,818
Thereafter	73,366

200,668
Fair Value Adjustment of Assumed Debt	(229)

Total	$200,439

A fair value adjustment was recorded for the assumption of above and below market rate mortgage loans in connection with the Company’s hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 5.4% to 6.9% at the date of assumption. The total adjustment to interest expense was $340 thousand, $298 thousand and $115 thousand for the years ended December 31, 2010, 2009 and 2008.

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $200.4 million and $200.5 million. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $184.2 million and $186.0 million.

In 2010 in conjunction with its debt refinancing activities, the Company incurred loan origination costs totaling $444 thousand and in 2008 with the assumption of mortgage obligations on purchased hotels and its previous line of credit facility, the Company incurred loan origination costs totaling $1.8 million. All such costs are amortized over the period to maturity of the applicable mortgage loan, or to termination of the applicable credit agreement, as an addition to interest expense. Amortization of such costs totaled $398 thousand, $340 thousand and $168 thousand for the years ended December 31, 2010, 2009 and 2008.

The Company’s Interest expense in its Consolidated Statements of Operations and Comprehensive Income is net of capitalized interest of $0.1 million, $1.4 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008. The interest was capitalized in conjunction with hotel renovations.

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2010, expense would have ranged from $0 to in excess of $63 million (assumes $11 per Unit fair market value) which represents approximately 5.8 million shares of common stock.

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting distributions to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through December 31, 2010, approximately 6.3 million Units were issued under the plan representing approximately $68.9 million, including 2.4 million Units for $26.1 million in 2010 and 2.4 million Units for $26.8 million in 2009.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period is three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2010, the Company has redeemed approximately 2.8 million Units in the amount of $29.0 million under the program, including 1.4 million Units in the amount of $14.7 million in 2010 and 1.3 million Units in the amount of $13.1 million redeemed in 2009.

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

The Company’s annual distribution rate was $0.77 per common share for the year ended December 31, 2010, for a total $72.5 million and was $0.81 for the year ended December 31, 2009, for a total $74.9 million.

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

Also in 2007, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain personnel of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 4.625% of the number of Units sold in the initial offering in excess of 4,761,905. This plan also currently relates to the initial public offering of 91,125,541 Units. The maximum number of Units that can be issued under the Incentive Plan is 4,029,318.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2010, 2009 and 2008, the Company granted options to purchase 75,284, 74,284 and 72,900 Units under the Directors Plan and granted no options under the Incentive Plan. All of the options issued vested at the date of issuance and have an exercise price of $11 per Unit. Activity in the Company’s share option plan during 2010, 2009 and 2008 is summarized in the following table:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Outstanding, beginning of year:	169,184	94,900	22,000
Granted	75,284	74,284	72,900
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	244,468	169,184	94,900

Exercisable, end of year:	244,468	169,184	94,900

The weighted-average exercise price:	$11.00	$11.00	$11.00

The Company records compensation expense related to the issuance of stock options based on a determination of the fair value of options issued. Compensation expense associated with the issuance of stock options was $118 thousand in 2010 and 2009 and $61 thousand in 2008.

Note 6

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Newport Hospitality Group, Inc. (“Newport”) (9), Larry Blumberg & Associates (“LBA”) (3), Western International (“Western”) (1), Marriott International, Inc. (“Marriott”) (3), White Lodging Services Corporation (“WLS”) (1), Dimension Development Company (“Dimension”) (4), Inn Ventures, Inc. (“Inn Ventures”) (1), True North Hotel Group, Inc. (“True North”) (7), Intermountain Management, LLC (“Intermountain”) (7), MHH Management, LLC (“McKibbon”) (7) and Crestline Hotels & Resorts, Inc. (“Crestline”) (8). The agreements provide for initial terms ranging from one to thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $6.3 million, $6.0 million and $4.5 million in management fees.

Newport, LBA, Western, WLS, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10 to 30 years with certain agreements having options to renew. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2010, 2009 and 2008 the Company incurred approximately $7.1 million, $6.8 million and $5.2 million in franchise fees.

Note 7

Derivative Instruments

On October 1, 2010, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR, originated upon the refinance of the debt associated with the Westford Residence Inn in Westford, Massachusetts. Under the terms of this interest rate swap, the Company pays a fixed rate interest of 1.80% and receives floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing the interest at a rate of 5.3%. The notional amount of $7.0 million amortizes in tandem with the amortization of the underlying debt and was $7.0 million as of December 31, 2010. The swap matures in October 2015.

This derivative is recorded on the Company’s Consolidated Balance Sheets at fair value of $40 thousand at December 31, 2010 in accordance with the applicable authoritative accounting guidance and is included in Other assets, net. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) which is considered a Level 2 measurement within the FASB’s fair value hierarchy. The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. This derivative is not designated as a hedge, and the changes in the fair value are recognized as Interest expense in the Consolidated Statements of Operations and Comprehensive Income. For the year ended December 31, 2010, the change in fair value was $40,000.

Note 8

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2010. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with ASRG, a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2010, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees were incurred by the Company under this contract in 2010 or 2009.

The Company is party to an advisory agreement with A8A to provide management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees and reimbursable expenses incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $2.8 million, $3.0 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Of this total expense, approximately $1.0 million, $1.0 million and $1.0 million were fees paid to A8A and $1.8 million, $2.0 million and $1.7 million were expenses reimbursed (or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A8A) by A8A to AR6 for the years ended December 31, 2010, 2009 and 2008.

The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Nine Advisors, Inc. (“A9A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A7A, A9A and A10A provide management services to, respectively, AR6, Apple REIT

Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

The Company has a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”), purchased by the Company for $3.2 million in cash in January 2009. The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. The interest was purchased to allow the Company access to two Lear jets for asset management and renovation purposes. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. The Company’s ownership interest was $2.2 million at December 31, 2010 and $2.8 million at December 31, 2009, and is included in Other assets, net on the Company’s Consolidated Balance Sheets. As its share of the net losses of Apple Air, the Company recorded a $840 thousand loss in 2010 and a $460 thousand loss in 2009, which includes the depreciation of the aircraft. The increase in the loss is due to the planned trade-in by Apple Air of the two jets for one new jet in January 2011. The Company’s share of net losses is included in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

In October of 2010, Apple REIT Nine, Inc. purchased from the Company’s third party lender, the note payable secured by the Columbia, South Carolina Hilton Garden Inn. The purchase of the note by Apple REIT Nine, Inc. had no financial effect on the Company.

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

Note 9

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the year ended December 31, 2008, is presented as if the acquisitions of the 51 hotels owned at December 31, 2010 had occurred on the latter of January 1, 2008 or the opening date of the hotel. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on these applicable dates, nor does it purport to represent the results of operations for future periods.

The pro forma information reflects adjustments for actual revenues and expenses of the 45 hotels acquired in 2008 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest income has been adjusted to reflect the reduction in cash and cash equivalents required to fund the acquisitions; (2) interest expense related to prior owner’s debt which was not assumed has been eliminated; and (3) depreciation has been adjusted based on the Company’s basis in the hotels. Amounts are in thousands except per share.

Year ended December 31, 2008
Hotel revenues	$180,277
Net income	22,010
Net income per share—basic and diluted	$0.24

Note 10

Commitments

In connection with the acquisition of five hotels, the Company assumed five land leases. The initial terms of the leases range from approximately 15 to 80 years. One of the lease’s rent is adjusted periodically for consumer price index increases. Two of the leases have defined escalations over the life of the lease and straight-line rent is being recorded to reflect the average rent over the life of the leases. The accrued straight line lease liability balance at December 31, 2010 and 2009 was $8.3 million and $5.6 million and is recorded in Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

The aggregate amounts of the estimated lease payments pertaining to all land leases, for the five years subsequent to December 31, 2010 and thereafter are as follows (in thousands):

Total
2011	$3,916
2012	4,029
2013	4,146
2014	4,283
2015	4,406
Thereafter	216,105

Total	$236,885

Also, the New York, New York and Somerset, New Jersey hotels have leases for retail space. The remaining terms of these leases range from approximately three to nine years and the remaining minimum lease payments to be received are approximately $8.3 million. The aggregate amount of the minimum rentals to be received for the five years subsequent to December 31, 2010 and thereafter are as follows (in thousands):

Total
2011	$1,818
2012	1,848
2013	1,384
2014	865
2015	839
Thereafter	1,502

Total	$8,256

Rental income from these leases is recorded in Other revenue in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Note 11

Industry Segments

The Company owns hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York hotel, the Company has two reportable segments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. Dollar amounts are in thousands.

	For the year ended December 31, 2010
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated
Total revenue	$19,571	$163,051	$—	$182,622
Hotel operating expenses	17,685	107,777	—	125,462
General and administrative expense	—	—	5,216	5,216
Depreciation expense	6,431	28,548	—	34,979

Operating income/(loss)	(4,545)	26,726	(5,216)	16,965
Investment income, net	—	—	3,076	3,076
Interest expense	—	(7,465)	(1,701)	(9,166)

Net income/(loss)	$(4,545)	$19,261	$(3,841)	$10,875

Total assets	$118,073	$841,987	$2,426	$962,486

	For the year ended December 31, 2009
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated
Total revenue	$14,487	$156,398	$—	$170,885
Hotel operating expenses	16,242	105,413	—	121,655
General and administrative expense	—	—	4,523	4,523
Depreciation expense	5,879	27,028	—	32,907

Operating income/(loss)	(7,634)	23,957	(4,523)	11,800
Investment income, net	—	—	1,071	1,071
Interest (expense)/income	809	(7,222)	(953)	(7,366)

Net income/(loss)	$(6,825)	$16,735	$(4,405)	$5,505

Total assets	$123,248	$869,464	$6,139	$998,851

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2010 and 2009.

2010 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$39,403	$49,274	$51,937	$42,008
Net income/(loss)	$1,389	$4,411	$5,661	$(586)
Basic and diluted income per common share	$0.01	$0.05	$0.06	$(0.01)
Distributions paid per share	$0.193	$0.193	$0.193	$0.193

2009 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$36,960	$45,536	$48,349	$40,040
Net income/(loss)	$(1,882)	$3,328	$4,501	$(442)
Basic and diluted income/(loss) per common share	$(0.02)	$0.04	$0.05	$—
Distributions paid per share	$0.220	$0.202	$0.193	$0.193

Note 13

Subsequent Events

In January 2011, the Company declared and paid $6.1 million or $0.064167 per common share, in a distribution to its common shareholders, of which $2.1 million or 195,270 Units were reinvested under the Company’s Dividend Reinvestment Plan.

On January 20, 2011, the Company redeemed 732,647 Units in the amount of $8.0 million under its Unit Redemption Program. As contemplated in the Program, the Company redeemed Units on a pro-rata basis. This redemption was approximately 61% of the requested redemption amount.

In February 2011, the Company declared and paid $6.0 million or $0.064167 per common share, in a distribution to its common shareholders, of which $2.2 million or 196,222 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In March 2011 the Company requested the loans secured by the Winston-Salem, North Carolina Courtyard, Tampa, Florida TownePlace Suites, Greenville, South Carolina Residence Inn and Suffolk, Virginia TownePlace Suites and Courtyard to be placed with a special servicer to negotiate the terms of the loans. To have the loans placed with the special servicer the Company did not make the scheduled monthly debt payments for March 2011. The Company anticipates it will receive default notices and does not know the timing and resolution of the anticipated negotiations. The total outstanding balance of the five loans at December 31, 2010 was approximately $36.7 million. The net book value of the properties securing these loans at December 31, 2010 was approximately $53.2 million. If the Company is unable to renegotiate the loans, it may be more cost beneficial to pursue a deed in lieu of foreclosure with the lender(s). If the Company did pursue a deed in lieu of foreclosure it would record an impairment loss of the difference between the property’s carrying value and fair value, which could range from $7 million to $11 million based on estimated values at December 31, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2011 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2011 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2011 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2011 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2011 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2011 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Eight, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2010
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
						Bldg. Imp. & FF&E
				Land	Bldg./FF&E
Birmingham	AL	Homewood Suites	$11,446	$1,180	$15,913	$307	$17,400	$(1,405)	2005	May-08	3 - 39 yrs.	95
Rogers	AR	Fairfield Inn & Suites	—	886	7,389	1,142	9,417	(880)	2002	February-08	3 - 39 yrs.	99
Rogers	AR	Residence Inn	—	924	11,183	211	12,318	(1,073)	2003	February-08	3 - 39 yrs.	88
Springdale	AR	Residence Inn	—	451	5,379	1,389	7,219	(794)	2001	March-08	3 - 39 yrs.	72
Burbank	CA	Residence Inn	12,500	4,229	47,200	34	51,463	(3,798)	2007	May-08	3 - 39 yrs.	166
Cypress	CA	Courtyard	—	3,242	28,680	591	32,513	(2,564)	1988	April-08	3 - 39 yrs.	180
Oceanside	CA	Residence Inn	12,500	3,312	25,964	59	29,335	(2,212)	2007	May-08	3 - 39 yrs.	125
Sacramento	CA	Hilton Garden Inn	—	2,549	25,759	1,952	30,260	(2,661)	1999	March-08	3 - 39 yrs.	154
San Jose	CA	Homewood Suites	—	6,542	15,882	827	23,251	(1,560)	1991	July-08	3 - 39 yrs.	140
Tulare	CA	Hampton Inn & Suites	—	1,105	9,490	9	10,604	(927)	2008	June-08	3 - 39 yrs.	86
Jacksonville	FL	Homewood Suites	16,638	1,550	22,366	608	24,524	(1,897)	2005	June-08	3 - 39 yrs.	119
Sanford	FL	SpringHill Suites	—	937	10,605	319	11,861	(975)	2000	March-08	3 - 39 yrs.	105
Tallahassee	FL	Hilton Garden Inn	—	—	13,580	41	13,621	(1,348)	2006	January-08	3 - 39 yrs.	85
Tampa	FL	TownePlace Suites	8,019	1,312	10,339	297	11,948	(909)	1999	June-08	3 - 39 yrs.	95
Port Wentworth	GA	Hampton Inn	—	841	10,284	126	11,251	(937)	1997	January-08	3 - 39 yrs.	106
Savannah	GA	Hilton Garden Inn	5,403	—	15,119	657	15,776	(1,289)	2004	July-08	3 - 39 yrs.	105
Overland Park	KS	Fairfield Inn & Suites	—	1,578	10,868	4	12,450	(923)	2008	August-08	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	6,638	1,527	14,626	347	16,500	(1,354)	2000	April-08	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	—	944	8,209	724	9,877	(783)	1999	March-08	3 - 39 yrs.	102
Wichita	KS	Courtyard	—	1,184	8,006	250	9,440	(861)	2000	June-08	3 - 39 yrs.	90
Bowling Green	KY	Hampton Inn	—	1,486	17,885	99	19,470	(1,719)	1989	December-07	3 - 39 yrs.	130
Marlborough	MA	Residence Inn	—	2,117	18,586	185	20,888	(1,859)	2006	January-08	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	—	1,576	14,116	66	15,758	(1,367)	2007	March-08	3 - 39 yrs.	110
Westford	MA	Residence Inn	6,979	909	14,170	1,003	16,082	(1,440)	2000	April-08	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	—	2,446	23,336	38	25,820	(2,228)	2007	January-08	3 - 39 yrs.	126
Kansas City	MO	Residence Inn	11,211	1,182	16,148	1,967	19,297	(1,770)	1968	April-08	3 - 39 yrs.	106
Carolina Beach	NC	Courtyard	—	3,252	21,609	1,731	26,592	(1,933)	2003	June-08	3 - 39 yrs.	144
Concord	NC	Hampton Inn	4,964	1,248	8,359	61	9,668	(896)	1996	March-08	3 - 39 yrs.	101
Dunn	NC	Hampton Inn	—	548	12,539	71	13,158	(1,324)	2006	January-08	3 - 39 yrs.	120
Fayetteville	NC	Residence Inn	7,000	671	12,567	148	13,386	(1,175)	2006	May-08	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	—	667	7,630	74	8,371	(767)	2004	November-07	3 - 39 yrs.	82
Matthews	NC	Hampton Inn	—	640	10,432	591	11,663	(1,204)	1995	January-08	3 - 39 yrs.	92
Wilmington	NC	Fairfield Inn & Suites	—	1,848	13,468	—	15,316	(979)	2008	December-08	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	7,809	1,444	12,452	30	13,926	(1,134)	1998	May-08	3 - 39 yrs.	122
Somerset	NJ	Courtyard	—	—	16,504	113	16,617	(1,663)	2001	November-07	3 - 39 yrs.	162
New York	NY	Renaissance	—	—	111,870	21,083	132,953	(16,572)	1916	January-08	3 - 39 yrs.	201
Tulsa	OK	Hampton Inn & Suites	—	904	9,935	50	10,889	(1,142)	2007	December-07	3 - 39 yrs.	102
Columbia	SC	Hilton Garden Inn	10,784	1,389	20,495	12	21,896	(1,603)	2006	September-08	3 - 39 yrs.	143
Greenville	SC	Residence Inn	6,308	696	8,368	171	9,235	(761)	1998	May-08	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	6,041	1,099	13,109	1,418	15,626	(1,461)	2001	May-08	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	—	692	8,207	2,109	11,008	(1,278)	1997	December-07	3 - 39 yrs.	76
Texarkana	TX	Courtyard	—	681	12,653	171	13,505	(1,080)	2003	March-08	3 - 39 yrs.	90
Texarkana	TX	TownePlace Suites	—	617	8,740	293	9,650	(955)	2006	March-08	3 - 39 yrs.	85
Charlottesville	VA	Courtyard	—	2,316	26,432	153	28,901	(2,013)	2000	June-08	3 - 39 yrs.	137
Chesapeake	VA	Marriott Full Service	—	3,264	36,376	30	39,670	(3,229)	2008	October-08	3 - 39 yrs.	226
Harrisonburg	VA	Courtyard	—	1,687	22,134	100	23,921	(2,054)	1999	November-07	3 - 39 yrs.	125
Suffolk	VA	Courtyard	8,226	973	11,679	1	12,653	(1,075)	2007	July-08	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	6,310	754	9,386	—	10,140	(843)	2007	July-08	3 - 39 yrs.	72
VA Beach	VA	Courtyard	—	7,219	20,692	124	28,035	(1,605)	1999	June-08	3 - 39 yrs.	141
VA Beach	VA	Courtyard	—	9,887	30,972	1,931	42,790	(2,659)	2002	June-08	3 - 39 yrs.	160
Tukwila	WA	Homewood Suites	—	1,393	14,751	1,471	17,615	(1,323)	1991	July-08	3 - 39 yrs.	106
Construction in Progress			—	—	—	46	46	—

			$148,776	$87,898	$902,441	$45,234	$1,035,573	$(90,261)				5,909

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
As of December 31, 2010
(dollars in thousands)

	2010	2009	2008		2010	2009	2008
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$1,030,055	$1,005,263	$87,643	Balance as of January 1	$(55,282)	$(22,377)	$(333)
Acquisitions	83	(389)	903,002	Depreciation expense	(34,979)	(32,905)	(22,044)
Improvements	5,435	25,181	14,618

Balance at December 31	$1,035,573	$1,030,055	$1,005,263	Balance at December 31	$(90,261)	$(55,282)	$(22,377)

(1)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT EIGHT, INC.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 11, 2011
By:	/S/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 11, 2011
By:	/S/ GLENN W. BUNTING, JR. Glenn W. Bunting, Jr., Director	Date: March 11, 2011
By:	/S/ KENT W. COLTON Kent W. Colton, Director	Date: March 11, 2011
By:	/S/ MICHAEL S. WATERS Michael S. Waters, Director	Date: March 11, 2011
By:	/S/ ROBERT M. WILY Robert M. Wily, Director	Date: March 11, 2011

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

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

10.15

Purchase Contract dated as of November 5, 2007 among Apple Eight Hospitality Ownership, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.15 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.16

Management Agreement dated as of November 9, 2007 between Newport Somerset Management, LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.16 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.17

Courtyard by Marriott Relicensing Franchise Agreement dated as of November 9, 2007 between Marriott International, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.17 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.18

Hotel Lease Agreement effective as of November 9, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.18 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.19

Management Agreement dated as of November 9, 2007 between Newport Greensboro Management, LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.19 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.20

SpringHill Suites by Marriott Relicensing Franchise Agreement dated as of November 9, 2007 between Marriott International, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.20 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.21

Hotel Lease Agreement effective as of November 9, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.21 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.22

Purchase Contract dated as of November 15, 2007 between 57th Street Owner, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.22 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.23

Management Agreement dated as of November 16, 2007 between Newport Harrisonburg Management, LLC and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.23 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.24

Courtyard by Marriott Relicensing Franchise Agreement dated as of November 16, 2007 between Marriott International, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.24 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.25

Hotel Lease Agreement effective as of November 16, 2007 between Apple Eight Hospitality Ownership, Inc. and Apple Eight Hospitality Management, Inc. (Incorporated by reference to Exhibit 10.25 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.26

Purchase Contract dated as of December 6, 2007 between RT Cypress, L.P. and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.26 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.27

Purchase Contract dated as of December 6, 2007 between RT-Natomas Associates, L.P. and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.27 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

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

10.42

Purchase Contract dated as of December 14, 2007 between Viking Fund Urbandale, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.42 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.43

Purchase Contract dated as of December 14, 2007 between Viking Fund Baton Rouge (LA), LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.43 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.44

Purchase Contract dated as of December 26, 2007 among Apple Eight Hospitality Ownership, Inc. and the parties named therein (Incorporated by reference to Exhibit 10.44 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.45

Purchase Contract dated as of December 26, 2007 between Blue Valley Lodging Partners, L.L.C. and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.45 to the registrant’s Post-Effective Amendment No. 1 to Form S-11 (SEC File No. 333-140548) filed December 27, 2007)

10.46

Purchase Contract dated as of January 16, 2008 between SH Lodging, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.46 to the registrant’s annual report on Form 10-K (SEC File No. 333-140548) filed March 4, 2008)

10.47

Purchase Contract dated as of January 25, 2008 between Viking Fund Rochester (MN), LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.47 to the registrant’s annual report on Form 10-K (SEC File No. 333-140548) filed March 4, 2008)

10.48

Purchase Contract dated as of January 25, 2008 between Viking Fund St. Charles (MO), LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.48 to the registrant’s annual report on Form 10-K (SEC File No. 333-140548) filed March 4, 2008)

10.49

Purchase Contract dated as of April 3, 2008 between First Street Hotels, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.49 to the registrant’s quarterly report on Form 10-Q (SEC File No. 000-53175) filed May 8, 2008)

10.50

Purchase Contract dated as of April 3, 2008 between Ocean Ranch Hotels, LLC and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.50 to the registrant’s quarterly report on Form 10-Q (SEC File No. 000-53175) filed May 8, 2008)

10.51

Assignment and Assumption Agreement dated May 9, 2008 by and between Barcelo Crestline Corporation and Apple Eight Hospitality Ownership, Inc. (Incorporated by reference to Exhibit 10.51 to the registrant’s quarterly report on Form 10-Q (SEC File No. 000-53175) filed August 5, 2008)

10.52

Promissory note and associated agreements between Branch Banking and Trust Company and Apple Eight Hospitality, Inc. (Incorporated by reference to Exhibit 10.52 to the registrant’s Form 8-K (see file No. 000-53175) filed November 3, 2010)

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