Form 10-Q
period 2011-03-31
Apple REIT Eight, Inc.
filed 2011-05-06
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-53175

Apple REIT Eight, Inc.
(Exact name of registrant as specified in its charter)

Virginia	20- 8268625
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of May 1, 2011: 93,938,833

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

Apple REIT Eight, Inc.
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2011	December 31, 2010

ASSETS
Investment in hotels, net of accumulated depreciation of $99,094 and $90,261	$937,140	$945,312
Restricted cash-furniture, fixtures and other escrows	9,768	8,934
Due from third party managers, net	7,379	4,031
Other assets, net	4,899	4,209

TOTAL ASSETS	$959,186	$962,486

LIABILITIES
Accounts payable and accrued expenses	$17,301	$14,878
Intangible liabilities, net	10,378	10,600
Credit facility	68,703	51,893
Mortgage debt	148,026	148,546

TOTAL LIABILITIES	244,408	225,917

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 94,471,332 and 94,615,462 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 94,471,332 and 94,615,462 shares, respectively	937,208	938,733
Distributions greater than net income	(222,454)	(202,188)

TOTAL SHAREHOLDERS’ EQUITY	714,778	736,569

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$959,186	$962,486

See notes to consolidated financial statements.

Apple REIT Eight, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended March 31, 2011	Three months ended March 31, 2010

Revenues:
Room revenue	$37,496	$36,555
Other revenue	2,821	2,848

Total revenue	40,317	39,403

Expenses:
Operating expense	11,264	11,025
Hotel administrative expense	3,817	3,736
Sales and marketing	3,345	3,114
Utilities	1,980	1,930
Repair and maintenance	2,349	2,185
Franchise fees	1,566	1,507
Management fees	1,397	1,379
Taxes, insurance and other	2,449	2,575
Land lease expense	1,597	1,597
General and administrative	1,134	1,197
Depreciation expense	8,833	8,652

Total expenses	39,731	38,897

Operating income	586	506

Investment income, net	—	3,016
Interest expense, net	(2,695)	(2,133)

Net income (loss)	$(2,109)	$1,389

Basic and diluted net income (loss) per common share	$(0.02)	$0.01

Weighted average common shares outstanding - basic and diluted	94,364	93,769

See notes to consolidated financial statements.

Apple REIT Eight, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended March 31, 2011	Three months ended March 31, 2010

Cash flow from operating activities:
Net income (loss)	$(2,109)	$1,389
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	8,833	8,652
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	(82)	(64)
Net realized gain on sale of investments	—	(3,011)
Changes in operating assets and liabilities:
Increase in other assets	(901)	(567)
Increase in funds due from third party managers	(3,348)	(3,148)
Increase in accounts payable and accrued expenses	2,331	1,297

Net cash provided by operating activities	4,724	4,548

Cash flow from investing activities:
Increase in capital improvement reserves	(754)	(84)
Proceeds from sale of equity securities - available for sale	—	3,804
Capital improvements	(569)	(2,531)

Net cash provided by (used in) investing activities	(1,323)	1,189

Cash flow from financing activities:
Net proceeds related to issuance of Units	6,474	6,520
Redemptions of Units	(7,999)	(2,248)
Cash distributions paid to common shareholders	(18,157)	(18,037)
Net proceeds from credit facility	16,810	8,610
Payments of mortgage debt	(529)	(582)

Net cash used in financing activities	(3,401)	(5,737)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See notes to consolidated financial statements.

APPLE REIT EIGHT, INC.

Notes to Consolidated Financial Statements

1. General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its 2010 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the period ending December 31, 2011.

Organization

Apple REIT Eight, Inc., together with its wholly owned subsidiaries, (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in hotels, residential apartment communities and other income-producing real estate assets in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock, were purchased by Apple Eight Advisors, Inc. (“A8A”), owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer, and 240,000 Series B convertible shares were also purchased individually by Glade M. Knight. The Company began operations on November 9, 2007 when it acquired its first hotels. The Company completed its best efforts offering of Units in April 2008. The Company’s fiscal year end is December 31. As of March 31, 2011, the Company owned 51 hotels. The Company has no foreign operations or assets and its operating structure includes two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2011 or 2010. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are eligible to be converted to common shares.

2. Gain on Sale of Investments

In the first quarter of 2010, the Company sold equity securities that had been classified as available-for-sale, in accordance with the Financial Accounting Standards Board’s (“FASB”) accounting standards codification for accounting for certain investments in debt and equity securities. The sale resulted in a realized gain of $3.0 million which is recorded in Investment income, net on the Company’s consolidated statements of operations in 2010.

3. Credit Facility and Mortgage Debt

The Company has a $75 million unsecured line of credit with a commercial bank. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate, 0.24% at March 31, 2011) plus 2.25% annually with a floor of 3.5%. The credit facility has a scheduled maturity of October 2012. At March 31, 2011, the credit facility had an outstanding principal balance of $68.7 million. At December 31, 2010, the credit facility had an outstanding principal balance of $51.9 million. The credit facility is unsecured, however does contain a negative pledge agreement that requires approval from the lender to materially change the Company’s investment in 10 properties including using those 10 properties as security for additional financing. The credit facility also has financial covenants requiring a minimum consolidated net worth and debt service charge and a maximum debt to equity and distribution to income ratio. The Company was in compliance with these covenants at March 31, 2011.

In March 2011 the Company requested the loans secured by the Winston-Salem, North Carolina Courtyard, Tampa, Florida TownePlace Suites, Greenville, South Carolina Residence Inn and Suffolk, Virginia TownePlace Suites and Courtyard to be placed with a special servicer to negotiate the terms of the loans. To have the loans placed with the special servicer the Company suspended making its scheduled monthly debt payments beginning in March 2011. The Company has received default notices from the lenders and does not know the timing and resolution of the anticipated negotiations. The total outstanding balance including unpaid interest of the five loans at March 31, 2011 was approximately $37.0 million. The net book value of the properties securing these loans at March 31, 2011 was approximately $52.8 million. If the Company is unable to renegotiate the loans, it may be more cost beneficial to pursue a deed in lieu of foreclosure with the lender(s). If the Company did pursue a deed in lieu of foreclosure it would record an impairment loss of the difference between the property’s carrying value and fair value, which could range from $7 million to $11 million based on estimated values at March 31, 2011.

4. Fair Value of Financial Instruments

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates take into consideration general market conditions and maturity. As of March 31, 2011, the carrying value and estimated fair value of the Company’s debt was $216.7 million and $217.9 million. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $200.4 million and $200.5 million.

The Company has an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage. The notional amount was $6.9 million as of March 31, 2011, and matures in October 2015. This derivative is recorded on the Company’s Consolidated Balance Sheets at fair value of $83,000 and $40,000 at March 31, 2011 and December 31, 2010 and is included in Other assets, net. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) which is considered a Level 2 measurement within the FASB’s fair value hierarchy. The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. This derivative is not designated as a hedge, and the changes in the fair value are recorded to Interest expense, net in the Consolidated Statements of Operations. For the three months ended March 31, 2011, the change in fair value was $43,000.

5. Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.3 million for both the three months ended March 31, 2011 and 2010.

In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A8A approximately $0.4 million and $0.5 million for the three months ended March 31, 2011 and 2010. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6. Also, as part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

A8A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Included in other assets, net on the Company’s consolidated balance sheets is a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its ownership interest the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s ownership interest was $2.2 million at both March 31, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2011 and 2010, the Company recorded a loss of approximately $49,000 and $110,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

6. Shareholder’s Equity

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first three months of 2011 and 2010, approximately 0.6 million Units were issued under the plan in each period representing approximately $6.5 million. Since inception of the plan through

March 31, 2011, the Company has issued approximately 6.9 million Units representing approximately $75.4 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period is three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2011, the Company redeemed approximately 733,000 Units in the amount of $8.0 million under the program. For the first three months of 2010, the Company redeemed approximately 216,000 Units in the amount of $2.2 million. Since inception of the program through March 31, 2011, the Company has redeemed approximately 3.5 million Units representing approximately $37.0 million. As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 61% of the amount requested redeemed.

The Company’s annual distribution rate as of March 31, 2011 was $0.77 per common share, payable monthly. For the three months ended March 31, 2011 and 2010 the Company made distributions of $0.193 per common share for a total of $18.2 million and $18.0 million.

7. Industry Segments

The Company has two reportable segments (the New York hotel and all other hotels). The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. Dollar amounts are in thousands.

	For the three months ended March 31, 2011

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$4,077	$36,240	$—	$40,317
Hotel operating expenses	4,325	25,439	—	29,764
General and administrative expense	—	—	1,134	1,134
Depreciation expense	1,633	7,200	—	8,833

Operating income/(loss)	(1,881)	3,601	(1,134)	586
Interest expense, net	—	(1,904)	(791)	(2,695)

Net income/(loss)	$(1,881)	$1,697	$(1,925)	$(2,109)

Total assets	$116,580	$840,133	$2,473	$959,186

	For the three months ended March 31, 2010

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$3,948	$35,455	$—	$39,403
Hotel operating expenses	4,074	24,974	—	29,048
General and administrative expense	—	—	1,197	1,197
Depreciation expense	1,593	7,059	—	8,652

Operating income/(loss)	(1,719)	3,422	(1,197)	506
Investment income, net	—	—	3,016	3,016
Interest expense, net	—	(1,805)	(328)	(2,133)

Net income/(loss)	$(1,719)	$1,617	$1,491	$1,389

Total assets	$121,925	$868,255	$2,829	$993,009

8. Subsequent Events

In April 2011, the Company declared and paid approximately $6.1 million in distributions to its common shareholders, or $0.064167 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of approximately 197,000 Units.

In April 2011, the Company redeemed approximately 729,000 Units in the amount of $8.0 million under its Unit Redemption Program. As contemplated in the Program, the Company redeemed Units on a pro-rata basis. The redemption was approximately 48% of the requested redemption amount.

On April 19, 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. The Loan Agreement provides for a revolving credit facility of $20 million and a maturity date of April 19, 2012. Interest will be payable quarterly on the outstanding balance based on an annual rate of One Month LIBOR plus 2.0%. Under the terms and conditions of the Loan Agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Loan Agreement is guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and is secured by assets of Mr. Knight. Mr. Knight will not receive any consideration in exchange for providing this guaranty and security. Proceeds of the loan will be used by the Company for general working capital purposes, including the payment of redemptions and distributions. The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement.

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

Overview

Apple REIT Eight, Inc. together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company, which owned 51 properties as of March 31, 2011 with its first hotel acquired on November 9, 2007, was formed to invest in hotels, residential apartment communities and other real estate in selected metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one share of common stock and one share of Series A preferred stock were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 shares of Series B Preferred shares were purchased by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company completed its best-efforts offering of Units in April 2008. The Company’s fiscal year end is December 31. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Hotel performance can be influenced by many factors including local competition, local and national economic conditions in the United States and the performance of individual managers assigned to each hotel. While the Company’s hotels’ performance as compared to other hotels within each individual market has met expectations for the periods held, overall financial results have not met expectations, due to the significant decline in economic conditions throughout the United States. It is anticipated the properties’ financial performance will be below pre-recession levels until general economic conditions return to pre-recessionary levels. Although slightly behind industry averages, the Company’s revenues increased in the first quarter of 2011 as compared to the first quarter of 2010 by approximately 2%. There is no way to predict future general economic conditions, however the Company anticipates mid single digit percentage increases in revenue for the remainder of 2011 as compared to 2010.

In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and Market Yield, which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

The following is a summary of the Company’s results for the first three months of 2011 and 2010:

(in thousands, except statistical data)	Three months ended March 31, 2011	Percent of Revenue	Three months ended March 31, 2010	Percent of Revenue	Percent Change

Total revenues	$40,317	100%	$39,403	100%	2%
Hotel operating expenses	25,718	64%	24,876	63%	3%
Taxes, insurance and other expense	2,449	6%	2,575	7%	-5%
Land lease expense	1,597	4%	1,597	4%	—
General and administrative expense	1,134	3%	1,197	3%	-5%

Depreciation	8,833		8,652		2%
Investment income, net	—		3,016		N/A
Interest expense, net	(2,695)		(2,133)		26%

Number of hotels	51		51		—
Average RevPAR Index (1)	132		134		-1%
ADR	$106		$105		1%
Occupancy	66%		65%		2%
RevPAR	$70		$68		3%
Room nights sold (in 000s)(2)	350		343		2%
Room nights available (in 000s)(3)	529		529		—

(1) Statistics calculated from data provided by Smith Travel Research, Inc.® and excludes properties under renovation.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at March 31, 2011. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date Acquired	Rooms	Purchase Price

Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	201	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707

					5,909	$950,745

With the exception of assumed mortgage loans in 2008 on 15 of its hotel properties, substantially all of the purchases were funded with proceeds of the Company’s best-efforts offering of Units, which was completed in April 2008. The Company leases all of its hotels to its wholly-owned taxable REIT subsidiaries under hotel lease agreements. The Company also used the proceeds of its offering to pay $19.0 million, representing 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), 100% owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. No hotels have been purchased since December 2008, and there are no outstanding purchase contracts for additional hotels as of March 31, 2011.

Results of Operations

As of March 31, 2011, the Company owned 51 hotels with 5,909 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, lodging demand in most markets in the United States has declined from levels of 2007 and the first half of 2008. Economic conditions are showing evidence of improvement. While the Company expects 2011 revenue and operating income for the industry and the Company to improve over 2010 results, it is not expected that revenue and operating income will reach pre-recession levels. Although slightly below overall industry averages for the first quarter of 2011, the Company’s hotels have shown results consistent with the industry and brand averages for the period of ownership.

The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York, New York hotel, the Company has two reportable segments.

Revenues
The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended March 31, 2011 and 2010, the Company had total revenue of $40.3 million and $39.4 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $4.1 million or 10% of total revenue for the first quarter of 2011 and $3.9 million or 10% of total revenue for the first quarter of 2010.

For the three months ended March 31, 2011, the hotels achieved combined average occupancy of approximately 66%, ADR of $106 and RevPAR of $70. The New York hotel had average occupancy of 77%, ADR of $232 and RevPAR of $179. For the three months ended March 31, 2010, the hotels achieved combined average occupancy of approximately 65%, ADR of $105 and RevPAR of $68. For the same period, the New York hotel had average occupancy of 82%, ADR of $211 and RevPAR of $173. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. Since the beginning of 2010 the Company has experienced an increase in demand as demonstrated by the slight improvement in average occupancy. In addition, also signifying a stabilizing economy, the Company experienced a modest increase in average room rates versus the same period of 2010. The occupancy and ADR increases resulted in a three percent increase in RevPAR during the first quarter of 2011, as compared to the first quarter of 2010. With demand improvement and expected rate improvement, the Company and industry anticipate percentage revenue growth for the remainder of 2011 in the mid single digits, as compared to 2010. Although overall, the Company was behind the industry revenue growth rate in the first quarter of 2011 as compared to the same period in 2010, the Company does expect to approximate the industry growth rate for the full year of 2011. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for the first three months of 2011 and 2010 was 132 and 134. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market. The index excludes hotels under renovation.

The RevPAR Index for the New York hotel was 125 for the three months ending March 31, 2011, an increase of 9% from 115 for the first three months of 2010. The Company believes there is more opportunity for market penetration and continues to work with Marriott management to increase the RevPAR Index for the New York hotel.

Expenses
For the three months ended March 31, 2011 and 2010, hotel operating expenses of the Company’s hotels totaled $25.7 million or 64% of total revenue (the New York hotel had direct expenses of $2.7 million or 66% of its total revenue for the quarter) and $24.9 million or 63% of total revenue (the New York hotel had direct expenses of $2.5 million or 62% of its total revenue for the quarter). Hotel operating expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. The Company continues its efforts to control costs, however, certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and cannot be curtailed or eliminated. The Company has been successful in reducing certain labor costs, food and supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. The increase as a percentage of revenue in the first quarter of 2011 as compared to the same period in 2010 is due primarily to increased sales and marketing costs incurred to increase revenue and repair and maintenance costs incurred at the New York hotel. The Company anticipates these costs for the full year of 2011 to approximate 2010 as a percentage of revenue.

Taxes, insurance, and other expense for the three months ended March 31, 2011 and 2010 totaled $2.4 million, or 6% of total revenues, and $2.6 million, or 7% of total revenues (of which approximately $147,000 and $137,000 related to the New York hotel). Decreases in these expenses for the comparable three month periods ending March 31, 2011 and 2010 reflect lower real estate property tax assessments at selected hotels, including the results of successful appeals of assessments for some locations. In addition, the Company has experienced lower property insurance expense for most hotel properties, in comparison to insurance rates in effect during 2010.

Land lease expense was $1.6 million for both three months ended March 31, 2011 and 2010. This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the New York hotel was $1.5 million for both the first quarter of 2011 and 2010.

General and administrative expense for the three months ended March 31, 2011 and 2010 was $1.1 million and $1.2 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, reporting expense, and the Company’s share of loss from its investment in Apple Air Holding LLC.

Depreciation expense was $8.8 million for the first quarter of 2011 and $8.7 million for the first quarter of 2010. These expenses include $1.6 million in each period for the New York hotel. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

In the first quarter of 2010, the Company sold its equity securities in a publicly traded real estate investment trust, resulting in realized gains and other investment income of $3.0 million.

Interest expense, net for the first quarter of 2011 and 2010 was $2.7 million and $2.1 million. Interest expense for both periods includes interest expense on 15 mortgages assumed in 2008 and the Company’s credit facility and term loan. Interest expense in the first quarter of 2010 was reduced by capitalized interest of $101,000 related to the renovation of two hotel properties.

Liquidity and Capital Resources

In October 2010 the Company entered into a $75.0 million unsecured revolving credit facility which expires in October 2012. The credit facility, which effectively extended the Company’s existing credit facility, was obtained for general corporate purposes, including capital expenditures, redemptions and distributions. With the availability of this credit facility, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at March 31, 2011. The outstanding balance on the credit facility was $68.7 million at March 31, 2011. Also in October 2010 the Company entered into a $25 million term loan secured by two hotels. Interest on the loans is due monthly, interest is based on LIBOR with a floor of 3.5%, the interest rate for both loans was 3.5% at March 31, 2011, and the principal is due at maturity which is October 2012. Both loans have quarterly financial covenants which the Company was in compliance with at March 31, 2011. Although the Company anticipates maintaining compliance with these covenants, there can be no assurances that a default will not occur and the loans become immediately payable.

In March 2011 the Company requested the loans secured by the Winston-Salem, North Carolina Courtyard, Tampa, Florida TownePlace Suites, Greenville, South Carolina Residence Inn and Suffolk, Virginia TownePlace Suites and Courtyard to be placed with a special servicer to negotiate the terms of the loans. To have the loans placed with the special servicer the Company suspended making its scheduled monthly debt payments beginning in March 2011. The Company has received default notices from the lenders and does not know the timing and resolution of the anticipated negotiations. The total outstanding balance including unpaid interest of the five loans at March 31, 2011 was approximately $37.0 million. The net book value of the properties securing these loans at March 31, 2011 was approximately $52.8 million. If the Company is unable to renegotiate the loans, it may be more cost beneficial to pursue a deed in lieu of foreclosure with the lender(s). If the Company did pursue a deed in lieu of foreclosure it would record an impairment loss of the difference between the property’s carrying value and fair value, which could range from $7 million to $11 million based on estimated values at March 31, 2011.

The Company anticipates that cash flow from operations and the revolving credit facility will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), capital expenditures and debt service in 2011. The Company intends to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company will attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels. If the Company were unable to extend maturing debt or if it were to default on its debt, it may be unable to make distributions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first three months of 2011 totaled $18.2 million and were paid monthly at a rate of $0.064167 per common share. For the same three month period, the Company’s cash generated from operations was approximately $4.7 million. This shortfall includes a return of capital and was funded primarily by additional borrowings under the Company’s credit facility. The Company intends to continue paying distributions on a monthly basis. However, since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of March 31, 2011, the Company held $8.4 million in reserve for capital expenditures. Total capital expenditures in the first three months of 2011 for all renovations and items recurring in nature were approximately $0.7 million. Total capital expenditures for 2011 are anticipated to be in the range of $12 million to $14 million.

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first three months of 2011 and 2010, approximately 0.6 million Units were issued under the plan in each period representing approximately $6.5 million. Since inception of the plan through March 31, 2011, the Company has issued approximately 6.9 million Units representing approximately $75.4 million.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period is three percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2011, the Company redeemed approximately 733,000 Units in the amount of $8.0 million under the program. For the first three months of 2010, the Company redeemed approximately 216,000 Units in the amount of $2.2 million. Since inception of the program through March 31, 2011, the Company has redeemed approximately 3.5 million Units representing approximately $37.0 million. As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 61% of the amount requested redeemed.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.3 million for both the three months ended March 31, 2011 and 2010.

In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A8A approximately $0.4 million and $0.5 million for the three months ended March 31, 2011 and 2010. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The costs are actual costs with no markup or profit to AR6. Also, as part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

A8A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

The Company has a 24% ownership interest in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its ownership interest the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s ownership interest was $2.2 million at both March 31, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2011 and 2010, the Company recorded a loss of approximately $49,000 and $110,000 in each period as its share of the net loss of Apple Air, which primarily relates to depreciation of the aircraft. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

Subsequent Events

In April 2011, the Company declared and paid approximately $6.1 million in distributions to its common shareholders, or $0.064167 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $2.2 million were reinvested, resulting in the issuance of approximately 197,000 Units.

In April 2011, the Company redeemed approximately 729,000 Units in the amount of $8.0 million under its Unit Redemption Program. As contemplated in the Program, the Company redeemed Units on a pro-rata basis. The redemption was approximately 48% of the requested redemption amount.

On April 19, 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. The Loan Agreement provides for a revolving credit facility of $20 million and a maturity date of April 19, 2012. Interest will be payable quarterly on the outstanding balance based on an annual rate of One Month LIBOR plus 2.0%. Under the terms and conditions of the Loan Agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Loan Agreement is guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and is secured by assets of Mr. Knight. Mr. Knight will not receive any consideration in exchange for providing this guaranty and security. Proceeds of the loan will be used by the Company for general working capital purposes, including the payment of redemptions and distributions. The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement.

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

Seasonality

The hotel industry historically has been seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize available credit to make distributions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the exception of one interest rate swap transaction entered into in October 2010, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company entered into the interest rate swap, with a notional amount at March 31, 2011 of $6.9 million, and based on the London InterBank Offered Rate (“LIBOR”), to increase stability related to interest expense on a variable rate loan. The swap is not designated as a hedge, therefore the changes in the fair market value of this transaction are recorded in earnings. The Company recognized a gain of $43,000 in the first quarter of 2011 from the change in fair value of this derivative.

As of March 31, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility and due to its variable interest rate term loans. The Company had an outstanding balance of $68.7 million on its $75 million credit facility at March 31, 2011, and to the extent it utilizes the credit facility, the Company will be exposed to changes in short-term interest rates. The outstanding balance of the Company’s variable rate term loans was $42.6 million at March 31, 2011. Based on these outstanding balances at March 31, 2011, every 100 basis point change in interest rates will impact the Company’s annual net income by $1.1 million, all other factors remaining the same. The Company’s cash balance at March 31, 2011 was $0.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units. As of March 31, 2011, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. In January 2011, the first scheduled redemption date of 2011, the Company redeemed in accordance with the Unit Redemption Program on a pro-rata basis approximately 61% of the requested redemptions, or a total of $8.0 million. See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the first quarter of 2011 (no redemptions occurred in February and March 2011):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

January 2011	732,647	$10.92	3,508,129	(1)

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

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 6, 2011

Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 6, 2011

Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)