Form 10-Q
period 2011-06-30
Apple REIT Eight, Inc.
filed 2011-08-15
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Number of registrant’s common shares outstanding as of August 1, 2011: 93,717,834

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

Apple REIT Eight, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2011	December 31, 2010

	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $108,290 and $90,261	$928,906	$945,312
Cash and cash equivalents	80	0
Restricted cash-furniture, fixtures and other escrows	10,471	8,934
Due from third party managers, net	9,230	4,031
Other assets, net	4,289	4,209

TOTAL ASSETS	$952,976	$962,486

LIABILITIES
Credit facilities	$76,328	$51,893
Mortgage debt	147,624	148,546
Accounts payable and accrued expenses	18,858	14,878
Intangible liabilities, net	10,169	10,600

TOTAL LIABILITIES	252,979	225,917

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 94,329,706 and 94,615,462 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 94,329,706 and 94,615,462 shares, respectively	935,784	938,733
Distributions greater than net income	(235,811)	(202,188)

TOTAL SHAREHOLDERS’ EQUITY	699,997	736,569

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$952,976	$962,486

See notes to consolidated financial statements.

Apple REIT Eight, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Revenues:
Room revenue	$48,389	$46,084	$85,885	$82,639
Other revenue	3,494	3,190	6,315	6,038

Total revenue	51,883	49,274	92,200	88,677

Expenses:
Operating expense	12,835	12,328	24,099	23,353
Hotel administrative expense	4,143	3,987	7,960	7,723
Sales and marketing	3,913	3,737	7,258	6,851
Utilities	2,011	1,857	3,991	3,787
Repair and maintenance	2,447	2,421	4,796	4,606
Franchise fees	2,049	1,965	3,615	3,472
Management fees	1,829	1,675	3,226	3,054
Taxes, insurance and other	2,340	2,711	4,789	5,286
Land lease expense	1,597	1,597	3,194	3,194
General and administrative	1,405	1,539	2,539	2,736
Depreciation expense	9,196	8,747	18,029	17,399

Total expenses	43,765	42,564	83,496	81,461

Operating income	8,118	6,710	8,704	7,216

Investment income, net	0	7	0	3,023
Interest expense, net	(3,344)	(2,306)	(6,039)	(4,439)

Net income	$4,774	$4,411	$2,665	$5,800

Basic and diluted net income per common share	$0.05	$0.05	$0.03	$0.06

Weighted average common shares outstanding - basic and diluted	94,196	94,069	94,280	93,920

See notes to consolidated financial statements.

Apple REIT Eight, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30, 2011	Six months ended June 30, 2010

Cash flows from operating activities:
Net income	$2,665	$5,800
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,029	17,399
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	(27)	316
Net realized gain on sale of investments	0	(3,011)
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(5,199)	(5,091)
Increase in other assets	(893)	(693)
Increase in accounts payable and accrued expenses	3,764	1,521

Net cash provided by operating activities	18,339	16,241

Cash flows from investing activities:
Capital improvements	(1,500)	(5,284)
Net (increase) decrease in cash restricted for property improvements	(863)	2,467
Proceeds from sale of equity securities - available for sale	0	3,804

Net cash provided by (used in) investing activities	(2,363)	987

Cash flows from financing activities:
Net proceeds related to issuance of Units	12,935	13,057
Redemptions of Units	(15,999)	(5,455)
Distributions paid to common shareholders	(36,288)	(36,134)
Net proceeds from credit facility	24,435	12,405
Payments of mortgage debt	(941)	(1,101)
Deferred financing costs	(38)	0

Net cash used in financing activities	(15,896)	(17,228)

Net change in cash and cash equivalents	80	0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$80	$0

See notes to consolidated financial statements.

Apple REIT Eight, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2010 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2011.

2. General Information and Summary of Significant Accounting Policies

     Organization

          Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company concluded its best efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008. The Company’s fiscal year end is December 31. As of June 30, 2011, the Company owned 51 hotels. The Company has no foreign operations or assets and its operating structure includes two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

     Significant Accounting Policies

     Use of Estimates

          The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Earnings Per Common Share

          Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three or six months ended June 30, 2011 or 2010. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

3. Gain on Sale of Investments

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

4. Credit Facility and Mortgage Debt

          The Company has a $75 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The applicable interest rate is equal to LIBOR (the London Interbank Offered Rate, 0.19% at June 30, 2011) plus 2.25% annually with a floor of 3.5%. The credit facility has a scheduled maturity of October 2012. At June 30, 2011, the credit facility had an outstanding principal balance of $56.3 million. At December 31, 2010, the credit facility had an outstanding principal balance of $51.9 million. The credit facility is unsecured, however it does currently contain a negative pledge agreement that requires approval from the lender to materially change the Company’s investment in 10 properties including using those 10 properties as security for additional financing. The credit facility also has financial covenants requiring a minimum consolidated net worth and debt service charge and a maximum debt to equity and distribution to income ratio. The Company was in compliance with these covenants at June 30, 2011, with the exception of the distribution to income ratio. The lender waived this covenant.

          On April 19, 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. The Loan Agreement provides for a revolving credit facility of $20 million and a maturity date of April 19, 2012. Interest is payable quarterly on the outstanding balance based on an annual rate of LIBOR plus 2.0%. Under the terms and conditions of the Loan Agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Loan Agreement is guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and is secured by assets of Mr. Knight. Mr. Knight will not receive any consideration in exchange for providing this guaranty and security. Proceeds of the loan will be used by the Company for general working capital purposes, including the payment of redemptions and distributions. The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement. At June 30, 2011, the Loan Agreement had an outstanding principal balance of $20 million.

          In March 2011, the Company requested the loans secured by the Winston-Salem, North Carolina Courtyard, Tampa, Florida TownePlace Suites, Greenville, South Carolina Residence Inn and Suffolk, Virginia TownePlace Suites and Courtyard to be placed with a special servicer to re-negotiate the terms of the loans. To have the loans placed with the special servicer the Company suspended making its scheduled monthly debt payments beginning in March 2011. On May 31, 2011, the loans secured by the Suffolk, Virginia TownePlace Suites and Courtyard were modified and returned to current status. Under the modified agreements, the Company is required to make monthly interest payments at an annual rate of 5.031%, with no payment of principal until March 1, 2013. During this period, interest will continue to accrue at 6.031%, with the 1% difference accrued and payable at maturity. Certain lender expenses were reimbursed to the lender as part of the restructuring of the two loans and a modification fee of approximately 0.75% of the principal will be due at maturity.

          The Company has received default notices from the lender on the three loans secured by the Winston-Salem, North Carolina Courtyard, Tampa, Florida TownePlace Suites and Greenville, South Carolina Residence Inn and does not know the timing and resolution of the anticipated renegotiations. The total outstanding balance including unpaid interest of the three loans in default at June 30, 2011 was approximately $22.9 million. The net book value of the properties securing these loans at June 30, 2011 was approximately $31.8 million. If the Company is unable to renegotiate the loans, it may be more cost beneficial to pursue a deed in lieu of foreclosure with the lender.

5. Fair Value of Financial Instruments

          The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates and credit spreads take into consideration general market conditions and maturity. As of June 30, 2011, the carrying value and estimated fair value of the Company’s debt was

$224.0 million and $226.4 million. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $200.4 million and $200.5 million.

          The Company has an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage. The notional amount was $6.9 million as of June 30, 2011, and matures in October 2015. This derivative is recorded on the Company’s consolidated balance sheets at fair value of approximately $58,000 (liability) and $40,000 (asset) at June 30, 2011 and December 31, 2010 and is included in accounts payable and accrued expenses at June 30, 2011 and other assets, net at December 31, 2010. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) which is considered a Level 2 measurement within the FASB’s fair value hierarchy. The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. This derivative is not designated as a hedge, and the changes in the fair value are recorded to interest expense, net in the consolidated statements of operations. For the three and six months ended June 30, 2011, the change in fair value was $141,000 and $98,000. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

6. Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions (other than the loan guarantee discussed above in Note 4) during the six months ended June 30, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Eight Advisors, Inc. (“A8A”), pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.5 million for both the six months ended June 30, 2011 and 2010.

          In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A8A approximately $0.9 million and $1.1 million for the six months ended June 30, 2011 and 2010. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Nine Advisors, Inc. (“A9A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A7A, A9A and A10A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          A8A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          Included in other assets, net on the Company’s consolidated balance sheets is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was $2.2 million at both June 30, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2011 and 2010, the Company recorded a loss of approximately $90,000 and $213,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

7. Shareholder’s Equity

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2011, the Company redeemed approximately 1.5 million Units in the amount of $16.0 million under the program. For the first six months of 2010, the Company redeemed approximately 0.5 million Units in the amount of $5.5 million. Since inception of the program through June 30, 2011, the Company has redeemed approximately 4.2 million Units representing approximately $44.9 million. As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 61% of the amount requested redeemed in the first quarter of 2011 and approximately 48% of the amount requested in the second quarter of 2011. Prior to 2011, 100% of requested redemptions were redeemed.

          In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first six months of 2011 and 2010, approximately 1.2 million Units were issued under the plan in each period representing approximately $12.9 million and $13.1 million. Since inception of the plan through June 30, 2011, the Company has issued approximately 7.4 million Units representing approximately $81.9 million.

          For the three months ended June 30, 2011 and 2010 the Company made distributions of $0.193 per common share for a total of $18.1 million. For the six months ended June 30, 2011 and 2010 the Company made distributions of $0.385 per common share for a total of $36.3 million and $36.1 million. In June 2011 the Company’s Board of Directors reduced the annual distribution rate to $0.55 per common share. The reduction was effective with the July 2011 distribution. The distribution will continue to be paid monthly.

8. Industry Segments

          The Company has two reportable segments: the New York hotel and all other hotels. The New York hotel is a full service hotel in New York City, New York. The Company’s other hotels are extended-stay and select service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, other than the New York hotel, the other properties have been aggregated into a single operating segment. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the three and six months ending June 30, 2011 and 2010. Dollar amounts are in thousands.

	For the three months ended June 30, 2011

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$5,481	$46,402	$0	$51,883
Hotel operating expenses	4,536	28,628	0	33,164
General and administrative expense	0	0	1,405	1,405
Depreciation expense	1,636	7,560	0	9,196

Operating income/(loss)	(691)	10,214	(1,405)	8,118
Interest expense, net	—	(2,466)	(878)	(3,344)

Net income/(loss)	$(691)	$7,748	$(2,283)	$4,774

Total assets	$115,287	$835,248	$2,441	$952,976

	For the six months ended June 30, 2011

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$9,558	$82,642	$0	$92,200
Hotel operating expenses	8,861	54,067	0	62,928
General and administrative expense	0	0	2,539	2,539
Depreciation expense	3,269	14,760	0	18,029

Operating income/(loss)	(2,572)	13,815	(2,539)	8,704
Interest expense, net	0	(4,370)	(1,669)	(6,039)

Net income/(loss)	$(2,572)	$9,445	$(4,208)	$2,665

Total assets	$115,287	$835,248	$2,441	$952,976

	For the three months ended June 30, 2010

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$4,860	$44,414	$0	$49,274
Hotel operating expenses	4,408	27,870	0	32,278
General and administrative expense	0	0	1,539	1,539
Depreciation expense	1,602	7,145	0	8,747

Operating income/(loss)	(1,150)	9,399	(1,539)	6,710
Investment income, net	0	0	7	7
Interest expense	0	(1,928)	(378)	(2,306)

Net income/(loss)	$(1,150)	$7,471	$(1,910)	$4,411

Total assets	$121,298	$861,767	$2,607	$985,672

	For the six months ended June 30, 2010

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$8,808	$79,869	$0	$88,677
Hotel operating expenses	8,482	52,844	0	61,326
General and administrative expense	0	0	2,736	2,736
Depreciation expense	3,195	14,204	0	17,399

Operating income/(loss)	(2,869)	12,821	(2,736)	7,216
Investment income, net	0	0	3,023	3,023
Interest expense	0	(3,733)	(706)	(4,439)

Net income/(loss)	$(2,869)	$9,088	$(419)	$5,800

Total assets	$121,298	$861,767	$2,607	$985,672

9. Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., the Company, Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          On June 20, 2011, two shareholders of the Apple REIT companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT Companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT Companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT Companies, (b) previous distribution payments made by the Apple REIT Companies, and (c) the operations of the Apple REIT Companies, (2) the significant risks associated with the illiquid investment in the Apple REIT Companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          In addition to the lawsuit discussed above, there were two additional lawsuits filed against David Lerner Associates, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. The Company was not named in these suits.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of Apple REIT Ten, Inc. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for administration of the Units. The Company intends on cooperating with regulatory or governmental inquiries.

10. Subsequent Events

          In July 2011, the Company declared and paid approximately $4.3 million in distributions to its common shareholders, or $0.045833 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $1.4 million were reinvested, resulting in the issuance of approximately 125,000 Units.

          In July 2011, the Company redeemed approximately 737,000 Units in the amount of $8.1 million under the guidelines of its Unit Redemption Program. As contemplated in the Program, the Company redeemed Units on a pro-rata basis whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. The redemption was approximately 9% of the requested redemption amount.

          In August 2011, the Company completed the renegotiation of the loans secured by the Winston-Salem, North Carolina Courtyard, Tampa, Florida TownePlace Suites and Greenville, South Carolina Residence Inn. The renegotiation resulted in the reinstatement of the Winston-Salem, North Carolina Courtyard and Greenville, South Carolina Residence Inn loans and the payoff and contemporaneous extinguishment of the Tampa, Florida TownePlace Suites loan by the lender. The net savings for the Company was approximately $1 million.

          Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in economic cycles; and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

          Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), was formed and initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company owns 51 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotels were acquired on November 9, 2007.

          Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States since 2008, overall performance of the Company’s hotels have not met expectations since acquisition. It is anticipated the properties’ financial performance will be below pre-recession levels until general economic conditions return to pre-recessionary levels. Although slightly behind industry averages, the Company’s revenue increased in the first six months of 2011 as compared to the first six months of 2010 by approximately 4%. While there is no way to predict future general economic conditions, the Company anticipates mid single digit percentage revenue increases for the remainder of 2011 as compared to 2010.

          In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and Market Yield, which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The following is a summary of the Company’s results:

	Three months ended June 30,					Six months ended June 30,

(in thousands, except statistical data)	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change

Total revenue	$51,883	100%	$49,274	100%	5%	$92,200	100%	$88,677	100%	4%
Hotel operating expenses	29,227	56%	27,970	57%	4%	54,945	60%	52,846	60%	4%
Taxes, insurance and other expense	2,340	5%	2,711	6%	-14%	4,789	5%	5,286	6%	-9%
Land lease expense	1,597	3%	1,597	3%	0%	3,194	3%	3,194	4%	0%
General and administrative expense	1,405	3%	1,539	3%	-9%	2,539	3%	2,736	3%	-7%

Depreciation	9,196		8,747		5%	18,029		17,399		4%
Investment income, net	0		7		N/A	0		3,023		N/A
Interest expense, net	3,344		2,306		45%	6,039		4,439		36%

Number of hotels	51		51		0%	51		51		0%
Average Market Yield(1)	128		130		-2%	130		132		-2%
ADR	$114		$112		2%	$110		$109		1%
Occupancy	78%		76%		3%	72%		70%		3%
RevPAR	$89		$85		5%	$80		$77		4%
Total rooms sold (2)	417,613		404,694		3%	767,184		747,497		3%
Total rooms available (3)	534,241		534,100		0%	1,063,009		1,062,784		0%

(1) Calculated from data provided by Smith Travel Research, Inc.®. Excludes properties under renovation during the applicable periods.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., the Company, Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          On June 20, 2011, two shareholders of the Apple REIT companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT Companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT Companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT Companies, (b) previous distribution payments made by the Apple REIT Companies, and (c) the operations of the Apple REIT Companies, (2) the significant risks associated with the illiquid investment in the Apple REIT Companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          In addition to the lawsuit discussed above, there were two additional lawsuits filed against David Lerner Associates, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. The Company was not named in these suits.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of Apple REIT Ten, Inc. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for administration of the Units. The Company intends on cooperating with regulatory or governmental inquiries.

Hotels Owned

          The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at June 30, 2011. All dollar amounts are in thousands.

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price

Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	202	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707

					5,910	$950,745

Results of Operations

          As of June 30, 2011, the Company owned 51 hotels with 5,910 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy has had a considerable negative impact on both consumer and business travel. As a result, lodging demand in most markets in the United States has declined from levels of 2007 and the first half of 2008. Economic conditions are showing evidence of improvement. While the Company expects 2011 revenue and operating income for the industry and the Company to improve over 2010 results, it is not expected that revenue and operating income will reach pre-recession levels. Although slightly below overall industry averages for the first half of 2011, the Company’s hotels have shown results consistent with the industry and brand averages for the period of ownership.

          The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York, New York hotel, the Company has two reportable segments.

Revenues
          The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended June 30, 2011 and 2010, the Company had total revenue of $51.9 million and $49.3 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $5.5 million or 11% of total revenue for the second quarter of 2011 and $4.9 million or 10% of total revenue for the second quarter of 2010. For the three months ended June 30, 2011, the hotels achieved combined average occupancy of approximately 78%, ADR of $114 and RevPAR of $89. The New York hotel had average occupancy of 85%, ADR of $292 and RevPAR of $247. For the three months ended June 30, 2010, the hotels achieved combined average occupancy of approximately 76%, ADR of $112 and RevPAR of $85. For the same period, the New York hotel had average occupancy of 91%, ADR of $262 and RevPAR of $238. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

          For the six months ended June 30, 2011 and 2010, the Company had total revenue of $92.2 million and $88.7 million. Revenue for the New York hotel was $9.6 million or 10% of total revenue for the first half of 2011 and $8.8 million or 10% of total revenue for the first half of 2010. For the six months ended June 30, 2011, the hotels achieved combined average occupancy of approximately 72%, ADR of $110 and RevPAR of $80. The New York hotel had average occupancy of 81%, ADR of $264 and RevPAR of $213. For the six months ended June 30, 2010, the hotels achieved combined average occupancy of approximately 70%, ADR of $109 and RevPAR of $77. For the same period, the New York hotel had average occupancy of 86%, ADR of $238 and RevPAR of $205.

          Since the beginning of 2010, the Company has experienced an increase in demand as demonstrated by the improvement in average occupancy. In addition, also signifying a stabilizing economy, the Company experienced a modest increase in average room rates versus the same period of 2010. The occupancy and ADR increases resulted in a 4% increase in RevPAR during the first half of 2011 and a 5% increase in RevPAR for the three months ending June 30, 2011, as compared to the same periods of 2010. With demand improvement and expected rate improvement, the Company and industry anticipate percentage revenue growth for the remainder of 2011 in the mid single digits, as compared to 2010. Although overall, the Company was slightly behind the industry revenue growth rate in the first half of 2011 as compared to the same period in 2010, the Company does expect to approximate the industry growth rate for the full year of 2011. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for the first six months of 2011 and 2010 was 130 and 132. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market (the index excludes hotels under renovation).

Expenses
          For the three months ended June 30, 2011 and 2010, hotel operating expenses totaled $29.2 million or 56% of total revenue (the New York hotel had operating expenses of $2.9 million or 53% of its total revenue for the quarter) and $28.0 million or 57% of total revenue (the New York hotel had operating expenses of $2.7 million or 56% of its total revenue for the quarter). For the six months ended June 30, 2011 and 2010, hotel operating expenses totaled $54.9 million or 60% of total revenue (the New York hotel had operating expenses of $5.6 million or 59% of its total revenue for the period) and $52.8 million or 60% of total revenue (the New York hotel had operating expenses of $5.2 million or 59% of its total revenue for the period). Hotel operating expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Results for the six months ended June 30, 2011 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging economic environment. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies. The Company anticipates these costs for the full year of 2011 to approximate 2010 as a percentage of revenue.

          Taxes, insurance, and other expense for the three months ended June 30, 2011 and 2010 totaled $2.3 million, or 5% of total revenues, and $2.7 million, or 6% of total revenues (of which approximately $143,000 and $208,000 related to the New York hotel). Taxes, insurance, and other expense for the six months ended June 30, 2011 and 2010 totaled $4.8 million, or 5% of total revenues, and $5.3 million, or 6% of total revenues (of which approximately $290,000 and $345,000 related to the New York hotel). Decreases in these expenses for the comparable six month periods ending June 30, 2011 and 2010 reflect lower real estate property tax assessments at selected hotels, including the results of successful appeals of assessments for some locations. In addition, the Company has experienced lower property insurance expense for most of its hotel properties, in comparison to insurance rates in effect during 2010.

          Land lease expense was $1.6 million for both of the three month periods ended June 30, 2011 and 2010 and $3.2 million for both the six month periods ended June 30, 2011 and 2010. This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the New York hotel was $1.5 million for both the second quarter of 2011 and 2010, and $2.9 million for the six month periods ended June 30, 2011 and 2010.

          General and administrative expense for the three months ended June 30, 2011 and 2010 was $1.4 million and $1.5 million. For the six months ended June 30, 2011 and 2010, general and administrative expense was $2.5 million and $2.7 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, reporting expense, and the Company’s share of loss from its investment in Apple Air Holding LLC. The Company has incurred approximately $400,000 in legal costs in 2011, an increase over prior years due to the legal and related matters discussed above and continued costs related to Securities and Exchange Commission inquiries and anticipates it will continue to incur significant legal costs for at least the remainder of 2011.

          Depreciation expense was $9.2 million for the second quarter of 2011 and $8.7 million for the second quarter of 2010. For the six months ended June 30, 2011 and 2010, depreciation expense was $18.0 million and $17.4 million. These expenses include $1.6 million in each quarter for the New York hotel and $3.3million and $3.2 million for the six month periods ended June 30, 2011 and 2010. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

          In the first quarter of 2010, the Company sold its equity securities in a publicly traded real estate investment trust, resulting in realized gains and other investment income of $3.0 million.

          Interest expense, net for the second quarter and six months ended June 30, 2011 was $3.3 million and $6.0 million. Interest expense, net for the same periods in 2010 was $2.3 million and $4.4 million. Interest expense for both periods primarily represents interest incurred on mortgage loans and the Company’s credit facilities and term loan. Interest expense in the first six months of 2010 was reduced by capitalized interest of $102,000 related to the renovation of two hotel properties. The increase in interest expense from 2010 to 2011 primarily results from higher loan balances.

Liquidity and Capital Resources

          In October 2010 the Company entered into a $75.0 million unsecured credit facility which expires in October 2012. The credit facility, which effectively extended the Company’s existing credit facility, was obtained for general corporate purposes, including capital expenditures, redemptions and distributions (the Company is not required to make distributions at its current rates for REIT purposes). With the availability of this credit facility, the Company maintains little cash on hand, accessing the facility as necessary. As a result, cash on hand was $80,000 at June 30, 2011. The outstanding balance on the credit facility was $56.3 million at June 30, 2011. Also in October 2010 the Company entered into a $25 million term loan secured by two hotels. Interest on the credit facility and the loan is due monthly, interest is based on LIBOR with a floor of 3.5% and the interest rate for both loans was 3.5% at June 30, 2011, and the principal is due at maturity which is October 2012. Both loans have quarterly financial covenants. At June 30, 2011 the Company was not in compliance with one of the covenants and the lender agreed to waive the covenant and work with the Company to restructure the covenant. Although the Company expects to restructure the covenant and comply, there can be no assurance that a default will not occur and the lender will demand payment.

On April 19, 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. The Loan Agreement provides for a revolving credit facility of $20 million and a maturity date of April 19, 2012. Interest is payable quarterly on the outstanding balance based on an annual rate of LIBOR plus 2.0%. Under the terms and conditions of the Loan Agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Loan Agreement is guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and is secured by assets of Mr. Knight. Mr. Knight will not receive any consideration in exchange for providing this guaranty and security. Proceeds of the loan will be used by the Company for general working capital purposes, including the payment of redemptions and distributions. The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement. At June 30, 2011, the Loan Agreement had an outstanding principal balance of $20 million.

          In March 2011, the Company requested the loans secured by the Winston-Salem, North Carolina Courtyard, Tampa, Florida TownePlace Suites, Greenville, South Carolina Residence Inn and Suffolk, Virginia TownePlace Suites and Courtyard to be placed with a special servicer to re-negotiate the terms of the loans. To have the loans placed with the special servicer the Company suspended making its scheduled monthly debt payments beginning in March 2011. On May 31, 2011, the loans secured by the Suffolk, Virginia TownePlace Suites and Courtyard were modified and returned to current status. Under the modified agreements, the Company is required to make monthly interest payments at an annual rate of 5.031%, with no payment of principal until March 1, 2013. During this period, interest will continue to accrue at 6.031%, with the 1% difference accrued and payable at maturity. Certain lender expenses were reimbursed to the lender as part of the restructuring of the two loans and a modification fee of approximately 0.75% of the principal will be due at maturity.

          The Company has received default notices from the lender on the three loans secured by the Winston-Salem, North Carolina Courtyard, Tampa, Florida TownePlace Suites and Greenville, South Carolina Residence Inn and does not know the timing and resolution of the anticipated renegotiations. The total outstanding balance including unpaid interest of the three loans in default at June 30, 2011 was approximately $22.9 million. The net book value of the properties securing these loans at June 30, 2011 was approximately $31.8 million. If the Company is unable to renegotiate the loans, it may be more cost beneficial to pursue a deed in lieu of foreclosure with the lender.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first six months of 2011 totaled $36.3 million and were paid monthly at a rate of

$0.064167 per common share. For the same six month period, the Company’s cash generated from operations was approximately $18.3 million. This shortfall includes a return of capital and was funded primarily by additional borrowings under the Company’s credit facility. In July 2011, the Company’s Board of Directors approved the reduction in the annual distribution rate from $0.77 to $0.55 per common share. The Company intends to continue paying distributions on a monthly basis. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the new monthly rate of $0.045833 per common share. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make further adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

          The Company anticipates that cash flow from operations and the credit facility will be adequate to meet its anticipated liquidity requirements in 2011, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), capital expenditures and debt service in 2011. Although reduced in July 2011, the Company’s goal is to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company has and will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions further to required levels. If the Company were unable to extend maturing debt or if it were to default on its debt, it may be unable to make distributions.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repairs, replacements and refurbishments and to maintain the Company’s hotels in a competitive position. As of June 30, 2011, the Company held $8.6 million in reserve for capital expenditures. Total capital expenditures in the first six months of 2011 for all renovations and items recurring in nature were approximately $1.6 million. Total capital expenditures over the next twelve months are anticipated to be in the range of $10 to $12 million.

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2011, the Company redeemed approximately 1.5 million Units in the amount of $16.0 million under the program. For the first six months of 2010, the Company redeemed approximately 0.5 million Units in the amount of $5.5 million. Since inception of the program through June 30, 2011, the Company has redeemed approximately 4.2 million Units representing approximately $44.9 million. As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 61% of the amount requested redeemed in the first quarter of 2011 and approximately 48% of the amount requested in the second quarter of 2011. Prior to 2011, 100% of requested redemptions were redeemed.

          In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan.

During the first six months of 2011 and 2010, approximately 1.2 million Units were issued under the plan in each period representing approximately $12.9 million and 13.1 million. Since inception of the plan through June 30, 2011, the Company has issued approximately 7.4 million Units representing approximately $81.9 million.

Related Party Transactions

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions (except for the loan guarantee discussed above) during the six months ended June 30, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Eight Advisors, Inc. (“A8A”), pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.5 million for both the six months ended June 30, 2011 and 2010.

          In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A8A approximately $0.9 million and $1.1 million for the six months ended June 30, 2011 and 2010. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The advisors are staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Nine Advisors, Inc. (“A9A”) and Apple Ten Advisors, Inc. (“A10A”). A6A, A7A, A9A and A10A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount.

          A8A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          Included in other assets, net on the Company’s consolidated balance sheets is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was $2.2 million at both June 30, 2011 and December 31, 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2011 and 2010, the Company recorded a loss of approximately $90,000 and $213,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

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

Subsequent Events

          In July 2011, the Company declared and paid approximately $4.3 million in distributions to its common shareholders, or $0.045833 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $1.4 million were reinvested, resulting in the issuance of approximately 125,000 Units.

          In July 2011, the Company redeemed approximately 737,000 Units in the amount of $8.1 million under the guidelines of its Unit Redemption Program. As contemplated in the Program, the Company redeemed Units on a pro-rata basis whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. The redemption was approximately 9% of the requested redemption amount.

          In August 2011, the Company completed the renegotiation of the loans secured by the Winston-Salem, North Carolina Courtyard, Tampa, Florida TownePlace Suites and Greenville, South Carolina Residence Inn. The renegotiation resulted in the reinstatement of the Winston-Salem, North Carolina Courtyard and Greenville, South Carolina Residence Inn loans and the payoff and contemporaneous extinguishment of the Tampa, Florida TownePlace Suites loan by the lender. The net savings for the Company was approximately $1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          With the exception of one interest rate swap transaction entered into in October 2010, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company entered into the interest rate swap, with a notional amount at June 30, 2011 of $6.9 million, and based on the London InterBank Offered Rate (“LIBOR”), to increase stability related to interest expense on a variable rate loan. The swap is not designated as a hedge, therefore the changes in the fair market value of this transaction are recorded in earnings. The Company recognized a loss of $98,000 in the first six months of 2011 from the change in fair value of this derivative.

          As of June 30, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility and due to its variable interest rate term loans. The Company had outstanding balances of $56.3 and $20.0 million on its $75 and $20 million credit facilities at June 30, 2011, and to the extent it utilizes the credit facilities, the Company will be exposed to changes in short-term interest rates. The outstanding balance of the Company’s variable rate term loans was $42.5 million at June 30, 2011. Based on these outstanding balances at June 30, 2011, every 100 basis point change in interest rates will impact the Company’s annual net income by $1.2 million, all other factors remaining the same. The Company’s cash balance at June 30, 2011 was $80,000.

Item 4. Controls and Procedures

          Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., the Company, Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          On June 20, 2011, two shareholders of the Apple REIT companies filed a putative class action captioned Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, in the United States District Court for the District of New Jersey against David Lerner Associates, Inc. and certain of its officers, and the Apple REIT Companies and Glade M. Knight. The complaint, purportedly brought on behalf of purchasers of Units in the Apple REIT Companies, asserts claims and seeks, among other things, certification of the class, compensatory, special and general damages, and other costs and expenses. The complaint alleges, among other things, that: (1) David Lerner Associates, Inc. made false and misleading misrepresentations about (a) the value of the Units of the Apple REIT Companies, (b) previous distribution payments made by the Apple REIT Companies, and (c) the operations of the Apple REIT Companies, (2) the significant risks associated with the illiquid investment in the Apple REIT Companies were not properly disclosed to investors, and (3) under the various agency agreements between David Lerner Associates, Inc. and the Apple REIT Companies, the Apple REIT Companies and Glade M. Knight are responsible for the actions and representations of David Lerner Associates, Inc. and its certain officers regarding the sale of Units of the Apple REIT Companies. The Company believes that these claims against the Apple REIT Companies and Glade M. Knight are without merit, and the Company intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings.

Item 1A. Risk Factors

          The Company faces many risks, a number of which are described under “Risk Factors” in Part I of its 2010 Annual Report and below. The risks so described may not be the only risks the Company faces. Additional risks of which the Company is not yet aware, or that currently are not significant, may also impair its operations or financial results. If any of the events or circumstances described in the risk factors contained in the Company’s 2010 Annual Report or described below occurs, the business, financial condition or results of operations of the Company could suffer. The following updates the disclosures from “Risk Factors” previously disclosed in our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and should be read in conjunction with those risk factors.

          The Company is subject to securities class action lawsuits and governmental regulatory oversight, which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

          As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits. The Company is currently subject to a securities class action lawsuit and other suits may be filed against the Company in the future. Due to the preliminary status of the lawsuit and uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

          The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company. For more information about the Company’s legal proceedings, see "Legal Proceedings."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

          The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units. As of June 30, 2011, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the first six months of 2011, the Company redeemed in accordance with the Unit Redemption Program on a pro-rata basis approximately 54% of the requested redemptions, or a total of $16.0 million. Prior to 2011, 100% of redemption requests were redeemed by the Company. See the Company’s complete consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the second quarter of 2011 (no redemptions occurred in May and June 2011):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

April 2011	729,016	$10.97	4,237,146	(1)

(1)      The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

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

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

101

The following materials from Apple REIT Eight, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (FURNISHED HEREWITH.)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: August 15, 2011

Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 15, 2011

Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)