Form 10-Q
period 2011-09-30
Apple REIT Eight, Inc.
filed 2011-11-09
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number 000-53175

Apple REIT Eight, Inc.
(Exact name of registrant as specified in its charter)

Virginia	20- 8268625
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of November 1, 2011: 93,313,932

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Apple REIT Eight, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2011	December 31, 2010

	(Unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $117,251 and $90,261	$922,015	$945,312
Restricted cash-furniture, fixtures and other escrows	11,269	8,934
Due from third party managers, net	7,184	4,031
Other assets, net	4,277	4,209

TOTAL ASSETS	$944,745	$962,486

LIABILITIES
Credit facilities	$86,118	$51,893
Mortgage debt	139,066	148,546
Accounts payable and accrued expenses	19,655	14,878
Intangible liabilities, net	9,953	10,600

TOTAL LIABILITIES	254,792	225,917

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,940,488 and 94,615,462 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,940,488 and 94,615,462 shares, respectively	931,522	938,733
Distributions greater than net income	(241,593)	(202,188)

TOTAL SHAREHOLDERS’ EQUITY	689,953	736,569

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$944,745	$962,486

See notes to consolidated financial statements.

Apple REIT Eight, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2011	2010	2011	2010

Revenues:
Room revenue	$50,138	$48,418	$136,023	$131,057
Other revenue	3,792	3,519	10,107	9,557

Total revenue	53,930	51,937	146,130	140,614

Expenses:
Operating expense	13,569	12,940	37,668	36,293
Hotel administrative expense	4,261	4,024	12,221	11,747
Sales and marketing	3,934	3,795	11,192	10,646
Utilities	2,487	2,441	6,478	6,228
Repair and maintenance	2,519	2,686	7,315	7,292
Franchise fees	2,171	2,093	5,786	5,565
Management fees	1,950	1,864	5,176	4,918
Taxes, insurance and other	2,310	2,558	7,099	7,844
Land lease expense	1,592	1,597	4,786	4,791
General and administrative	1,335	1,164	3,874	3,900
Depreciation expense	8,961	8,791	26,990	26,190

Total expenses	45,089	43,953	128,585	125,414

Operating income	8,841	7,984	17,545	15,200

Net gain from mortgage debt restructuring and extinguishment	1,093	0	1,093	0
Investment income, net	0	5	0	3,028
Interest expense, net	(2,797)	(2,328)	(8,836)	(6,767)

Net income	$7,137	$5,661	$9,802	$11,461

Basic and diluted net income per common share	$0.08	$0.06	$0.10	$0.12

Weighted average common shares outstanding - basic and diluted	93,930	94,381	94,162	94,075

See notes to consolidated financial statements.

Apple REIT Eight, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,

	2011	2010

Cash flows from operating activities:
Net income	$9,802	$11,461
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26,990	26,190
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	(85)	268
Non-cash portion of net gain on extinguishment of mortgage debt	(1,482)	0
Net realized gain on sale of investments	0	(3,011)
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(3,153)	(2,678)
Increase in other assets	(1,276)	(1,054)
Increase in accounts payable and accrued expenses	4,607	2,956

Net cash provided by operating activities	35,403	34,132

Cash flows from investing activities:
Capital improvements	(3,616)	(5,884)
Net (increase) decrease in cash restricted for property improvements	(1,708)	2,788
Proceeds from sale of equity securities - available for sale	0	3,804

Net cash provided by (used in) investing activities	(5,324)	708

Cash flows from financing activities:
Net proceeds related to issuance of Units	16,760	19,576
Redemptions of Units	(24,086)	(8,271)
Distributions paid to common shareholders	(49,207)	(54,290)
Net proceeds from credit facility	34,225	10,320
Payments of mortgage debt	(7,486)	(1,674)
Deferred financing costs	(285)	0

Net cash used in financing activities	(30,079)	(34,339)

Net change in cash and cash equivalents	0	501

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$501

See notes to consolidated financial statements.

Apple REIT Eight, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2010 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2011.

2. General Information and Summary of Significant Accounting Policies

     Organization

          Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company concluded its best efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008. The Company’s fiscal year end is December 31. As of September 30, 2011, the Company owned 51 hotels. The Company has no foreign operations or assets and its operating structure includes two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

     Significant Accounting Policies

     Use of Estimates

          The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Earnings Per Common Share

          Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three or nine months ended September 30, 2011 or 2010. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

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

4. Credit Facilities, Mortgage Debt and Net Gain from Mortgage Debt Restructuring and Extinguishment

          The Company has a $75 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The credit facility, while unsecured, contains a negative pledge agreement that requires approval from the lender to materially change the Company’s investment in 10 properties including using those 10 properties as security for additional financing. In addition, the Company has a $25 million term loan with the same commercial bank, secured by two hotel properties.

          Both the $75 million credit facility and $25 million term loan agreements have four financial covenants, which are: a) tangible net worth must exceed $700 million at the end of each quarter; b) total liabilities to tangible net worth must be below 50% at the end of each quarter; c) the debt service coverage ratio for the trailing twelve months at the end of each quarter must be greater than 1.5; and d) net operating income to debt service and distributions (“payout ratio”) must exceed 75% for the trailing twelve months ended September 30, 2011. The payout ratio covenant increases each quarter until it reaches 100% at June 30, 2012. At June 30, 2011 and September 30, 2011, the Company was not in compliance with all financial covenants of the two loans, and received a lender waiver of applicable covenant conditions. If the Company cannot restructure the covenant or continue to receive a waiver from the lender, the lender may demand payment and the Company may have to reduce its distributions.

          In August 2011, the Company and the lender modified the interest rate on both the credit facility and the term loan, and agreed to work towards restructuring the loans. The new applicable interest rate on both the $75 million unsecured credit facility and the $25 million term loan is equal to LIBOR (the London Interbank Offered Rate) for a one month term, (0.24% at September 30, 2011) plus 2.25% annually with an interest rate floor of 3.75%. Prior to the loan modifications in August 2011, the interest floor rate under both loan agreements was 3.50%; the Company also paid a modification and covenant waiver fee to the lender of $250,000 which is included in Interest expense, net in the Company’s Consolidated Statements of Operations. The scheduled maturity of October 2012 for both loan agreements remains unchanged. At September 30, 2011, the credit facility had an outstanding principal balance of $66.1 million, and the outstanding balance of the term loan was $25 million. See footnote 10 for discussion of the restructuring of these loans subsequent to September 30, 2011.

          In August 2011, the Company recognized a net gain from mortgage debt restructuring and extinguishment of $1.1 million. Negotiations with the single mortgage servicer on three of the Company’s non-recourse mortgage loans resulted in the early extinguishment, at a discount to the principal amount outstanding, of the mortgage loan secured by the Company’s Tampa, Florida TownePlace Suites property. The mortgage loan was extinguished by the Company for a payment of $6.0 million, excluding applicable fees and legal costs; the loan’s principal balance at extinguishment was $8.0 million. Simultaneously, the Company’s mortgage loans secured by the Winston-Salem, North Carolina Courtyard and the Greenville, South Carolina Residence Inn properties were returned to current status, with the Company agreeing to payment of applicable fees and reimbursement of the loan servicer’s expenses incurred in connection with the restructuring and extinguishment transactions. The Company had previously suspended payments due under the three mortgage loans in March 2011, in order to renegotiate terms of the agreements with the loan servicer. In addition to the loan servicer’s fees and reimbursed costs for all three loans, and the Company’s legal and advisory costs incurred with the transactions, the net gain reflects the servicer’s assumption of certain mortgage escrow balances and the Company’s write-off of the deferred financing fees and unamortized fair market adjustment for the Tampa, Florida TownePlace Suites mortgage loan at date of extinguishment.

          In May 2011, the two mortgage loans secured by the Suffolk, Virginia TownePlace Suites and Courtyard were modified and returned to current status; the Company had previously suspended payments due in March 2011 in order to renegotiate terms of the loans with the loan servicer. Under the modified agreements, the Company is required to make monthly interest payments at an annual rate of 5.031%, with no payment of principal until March 1, 2013. During this period, interest will continue to accrue at 6.031%, with the 1% difference accrued and payable at maturity. Certain lender expenses were reimbursed to the lender as part of the restructuring of the two loans and a modification fee of approximately 0.75% of the principal will be due at maturity.

          In April 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. The Loan Agreement provides for a revolving credit facility of $20 million and a maturity date of April 19, 2012. Interest is payable quarterly on the outstanding balance based on an annual rate of LIBOR plus 2.0%. Under the terms and conditions of the Loan Agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Loan Agreement is guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and is secured by assets of Mr. Knight. Mr. Knight will not receive any consideration in exchange for providing this guaranty and security. Proceeds of the loan were used by the Company for general working capital purposes, including the payment of redemptions and distributions. The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement. At September 30, 2011, the Loan Agreement had an outstanding principal balance of $20 million.

5. Fair Value of Financial Instruments

          The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit terms and credit characteristics. Market rates and credit spreads take into consideration general market conditions and maturity. As of September 30, 2011, the carrying value and estimated fair value of the Company’s debt was $225.2 million and $226.2 million. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $200.4 million and $200.5 million.

          The Company has an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage. The notional amount was $6.9 million as of September 30, 2011, and matures in October 2015. This derivative is recorded on the Company’s consolidated balance sheets at fair value of approximately $242,000 (liability) and $40,000 (asset) at September 30, 2011 and December 31, 2010, and is included in accounts payable and accrued expenses at September 30, 2011 and other assets, net at December 31, 2010. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash payments (or receipts) which is considered a Level 2 measurement within the FASB’s fair value hierarchy. The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. This derivative is not designated as a hedge, and the changes in the fair value are recorded to interest expense, net in the consolidated statements of operations. For the three and nine months ended September 30, 2011, the change in fair value was $184,000 and $282,000. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

6. Related Parties

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions (other than the loan guarantee discussed above in Note 4) during the nine months ended September 30, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Eight Advisors, Inc. (“A8A”), pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.8 million for both the nine months ended September 30, 2011 and 2010.

          In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A8A approximately $1.3 million and $1.5 million for the nine months ended September 30, 2011 and 2010. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The advisor is staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc. (“A10A”), Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. (“A6RG”). A6A, A7A, A9A and A10A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. ASRG provides brokerage services for the Company and Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. A6RG provides brokerage services for AR6. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The staff utilized by the Company receives its direction and management for staffing and compensation from the advisory companies (A6A, A7A, A8A, A9A, A10A, ASRG and A6RG), each of which is wholly owned by Glade M. Knight. Since the employees of AR6 may also perform services for the advisors, individuals, including executive officers, have received and may receive payments directly from the advisors. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount. The Company has not incurred any fees or expenses under its contract with ASRG in 2011 or 2010.

          A8A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT

Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          Included in other assets, net on the Company’s consolidated balance sheets is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was $2.1 million and $2.2 million at September 30, 2011 and December 31, 2010, respectively. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the nine months ended September 30, 2011 and 2010, the Company recorded a loss of approximately $145,000 and $343,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

          The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed below. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in General and administrative expense in the Company’s Consolidated Statements of Operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.). The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

7. Shareholder’s Equity

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2011, the Company redeemed approximately 2.2 million Units in the amount of $24.1 million under the program. For the first nine months of 2010, the Company redeemed approximately 0.8 million Units in the amount of $8.3 million. Since inception of the program through September 30, 2011, the Company has redeemed approximately 5.0 million Units representing approximately $53.0 million. As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 63% of the amount requested redeemed in the first quarter of 2011, approximately 48% of the amount requested in the second quarter of 2011, and approximately 9% of the amount requested redeemed in the third quarter of 2011. Prior to 2011, 100% of requested redemptions were redeemed. The following is a summary of 2011 Unit redemptions through September 30, 2011:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421

          In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first nine months of 2011 and 2010, approximately 1.5 million and 1.8 million Units were issued under the plan in each period representing approximately $16.8 million and $19.6 million, respectively. Since inception of the plan through September 30, 2011, the Company has issued approximately 7.8 million Units representing approximately $85.7 million.

          For the three months ended September 30, 2011, the Company made distributions of $0.1375 per common share for a total of $12.9 million. For the nine months ended September 30, 2011, the Company made distributions of $0.5225 per common share for a total of $49.2 million. For the three months ended September 30, 2010, the Company made distributions of $0.1925 per common share for a total of $18.2 million. For the nine months ended September 30, 2010, the Company made distributions of $0.5775 per common share for a total of $54.3 million. In June 2011 the Company’s Board of Directors reduced the annual distribution rate to $0.55 per common share; the previous annual distribution rate was $0.77 per common share. The reduction was effective with the July 2011 distribution. The distribution continues to be paid monthly.

8. Industry Segments

          The Company has two reportable segments: the New York hotel and all other hotels. The New York hotel is a full service hotel in New York City, New York. The Company’s other hotels are extended-stay and select service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, other than the New York hotel, the other properties have been aggregated into a single operating segment. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the three and nine months ending September 30, 2011 and 2010. Dollar amounts are in thousands.

	For the three months ended September 30, 2011

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$5,286	$48,644	$0	$53,930
Hotel operating expenses	4,866	29,927	0	34,793
General and administrative expense	0	0	1,335	1,335
Depreciation expense	1,636	7,325	0	8,961

Operating income/(loss)	(1,216)	11,392	(1,335)	8,841
Net gain from mortgage debt restructuring and extinguishment	0	1,093	0	1,093
Interest expense, net	0	(1,561)	(1,236)	(2,797)

Net income/(loss)	$(1,216)	$10,924	$(2,571)	$7,137

Total assets	$113,463	$828,817	$2,465	$944,745

	For the nine months ended September 30, 2011

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$14,844	$131,286	$0	$146,130
Hotel operating expenses	13,727	83,994	0	97,721
General and administrative expense	0	0	3,874	3,874
Depreciation expense	4,905	22,085	0	26,990

Operating income/(loss)	(3,788)	25,207	(3,874)	17,545
Net gain from mortgage debt restructuring and extinguishment	0	1,093	0	1,093
Interest expense, net	0	(5,931)	(2,905)	(8,836)

Net income/(loss)	$(3,788)	$20,369	$(6,779)	$9,802

Total assets	$113,463	$828,817	$2,465	$944,745

	For the three months ended September 30, 2010

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$4,555	$47,382	$0	$51,937
Hotel operating expenses	4,541	29,457	0	33,998
General and administrative expense	0	0	1,164	1,164
Depreciation expense	1,627	7,164	0	8,791

Operating income/(loss)	(1,613)	10,761	(1,164)	7,984
Investment income, net	0	0	5	5
Interest expense	0	(1,939)	(389)	(2,328)

Net income/(loss)	$(1,613)	$8,822	$(1,548)	$5,661

Total assets	$119,231	$853,057	$3,083	$975,371

	For the nine months ended September 30, 2010

	New York, New York Hotel	All Other Hotels	Corporate	Consolidated

Total revenue	$13,363	$127,251	$0	$140,614
Hotel operating expenses	13,023	82,301	0	95,324
General and administrative expense	0	0	3,900	3,900
Depreciation expense	4,822	21,368	0	26,190

Operating income/(loss)	(4,482)	23,582	(3,900)	15,200
Investment income, net	0	0	3,028	3,028
Interest expense	0	(5,672)	(1,095)	(6,767)

Net income/(loss)	$(4,482)	$17,910	$(1,967)	$11,461

Total assets	$119,231	$853,057	$3,083	$975,371

9. Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., the Company, Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          The Company is currently engaged in an ongoing putative class action lawsuit brought on behalf of purchasers of Units of at least one of the Apple REIT Companies during June 2011. As discussed below, the complaint was amended in October 2011.

          On October 10, 2011, the plaintiffs in Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, filed an amended class action complaint in the United States District Court for the District of New Jersey, adding new parties and new claims to the action originally filed on June 20, 2011. The new plaintiffs are residents of New York, Connecticut, and Florida alleged to be investors in the Company, Apple REIT Nine, Inc. and Apple REIT Ten, Inc. The new defendants are directors of these companies and Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., and Apple Fund Management, LLC. The amended complaint adds claims on behalf of subclasses of residents of New Jersey, New York, Connecticut and Florida, in addition to the putative nationwide class, and no longer includes purchasers of Apple REIT Six, Inc. and Apple REIT Seven, Inc. The amended complaint asserts new claims for breach of fiduciary duty and for violation of the securities laws of the states of New Jersey, Connecticut and Florida, and seeks certification of the subclasses, monetary damages including pre- and post-judgment interest, equitable relief and fees and costs. In addition to the allegations contained in the original complaint, the amended complaint alleges that David Lerner Associates, Inc., and the directors breached a fiduciary duty to the shareholders by failing to disclose material information about the prior Apple REIT Companies’ sources of distributions and share valuation, that they aided and abetted one another’s breaches, and that the Apple REIT entities and directors are jointly and severally liable for the acts of David Lerner Associates, Inc. The amended complaint also asserts that plaintiffs are entitled to recover under certain state securities laws.

          The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          In addition to the lawsuit discussed above, there were two additional lawsuits filed against David Lerner Associates, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. in June 2011. The Company was not named in these suits.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of Apple REIT Ten, Inc. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for administration of the Units. The Company intends to cooperate with regulatory or governmental inquiries.

10. Subsequent Events

          In October 2011, the Company declared and paid approximately $4.3 million in distributions to its common shareholders, or $0.045833 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $1.1 million were reinvested, resulting in the issuance of approximately 101,000 Units.

          In October 2011, the Company redeemed approximately 728,000 Units in the amount of $8.0 million under the guidelines of its Unit Redemption Program. As contemplated in the Program, the Company redeemed Units on a pro-rata basis whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. A total of approximately 17.9 million Units were requested to be redeemed. The redemption was approximately 4% of the requested redemption amount, with approximately 17.2 million requested Units not redeemed.

          In October 2011, the Company entered into four separate secured loan agreements with a commercial real estate lender. Each loan is secured by one of the following Company hotels: Carolina Beach, North Carolina Courtyard; Charlottesville, Virginia Courtyard; Virginia Beach, Virginia Courtyard North; and Virginia Beach, Virginia Courtyard South. Each loan matures in October 2016, and will amortize based on a 25 year term with a balloon payment due at maturity. Interest is payable monthly on the outstanding balance of each loan at an annual rate of 6.015%. The total proceeds of $60.0 million under the four loan agreements were used to extinguish the Company’s $25.0 million secured term loan due in October 2012, reduce the outstanding balance on the Company’s $75.0 million unsecured line of credit facility, and to pay loan origination and other transaction costs of approximately $1.0 million.

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

          Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States since 2008, overall performance of the Company’s hotels have not met expectations since acquisition. It is anticipated the properties’ financial performance will be below pre-recession levels until general economic conditions return to pre-recessionary levels. Although slightly behind industry averages, the Company’s revenue increased in the first nine months of 2011 as compared to the first nine months of 2010 by approximately 4%. While there is no way to predict future general economic conditions, the Company anticipates mid single digit percentage revenue increases for the remainder of 2011 as compared to 2010, and for similar year over year increases in 2012.

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

	Three months ended September 30,					Nine months ended September 30,

(in thousands, except statistical data)	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change

Total revenue	$53,930	100%	$51,937	100%	4%	$146,130	100%	$140,614	100%	4%
Hotel operating expenses	30,891	57%	29,843	57%	4%	85,836	59%	82,689	59%	4%
Taxes, insurance and other expense	2,310	4%	2,558	5%	-10%	7,099	5%	7,844	6%	-9%
Land lease expense	1,592	3%	1,597	3%	0%	4,786	3%	4,791	3%	0%
General and administrative expense	1,335	2%	1,164	2%	15%	3,874	3%	3,900	3%	-1%

Depreciation	8,961		8,791		2%	26,990		26,190		3%
Net gain from mortgage debt restructuring and extinguishment	1,093		0		N/A	1,093		0		N/A
Investment income, net	0		5		N/A	0		3,028		N/A
Interest expense, net	2,797		2,328		20%	8,836		6,767		31%

Number of hotels	51		51		0%	51		51		0%
Average Market Yield(1)	126		129		-2%	128		131		-2%
ADR	$118		$117		1%	$113		$112		1%
Occupancy	78%		76%		3%	74%		72%		3%
RevPAR	$92		$89		3%	$84		$81		4%
Total rooms sold (2)	418,313		408,262		2%	1,185,497		1,155,759		3%
Total rooms available (3)	539,684		539,516		0%	1,602,693		1,602,300		0%

(1)	Calculated from data provided by Smith Travel Research, Inc.®. Excludes properties under renovation during the applicable periods.
(2)	Represents the number of room nights sold during the period.
(3)	Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Legal Proceedings and Related Matters

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., the Company, Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          The Company is currently engaged in an ongoing putative class action lawsuit brought on behalf of purchasers of Units of at least one of the Apple REIT Companies during June 2011. As discussed below, the complaint was amended in October 2011.

          On October 10, 2011, the plaintiffs in Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, filed an amended class action complaint in the United States District Court for the District of New Jersey, adding new parties and new claims to the action originally filed on June 20, 2011. The new plaintiffs are residents of New York, Connecticut, and Florida alleged to be investors in the Company, Apple REIT Nine, Inc. and Apple REIT Ten, Inc. The new defendants are directors of these companies and Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., and Apple Fund Management, LLC. The amended complaint adds claims on behalf of subclasses of residents of New Jersey, New York, Connecticut and Florida, in addition to the putative nationwide class, and no longer includes purchasers of Apple REIT Six, Inc. and Apple REIT Seven, Inc. The amended complaint asserts new claims for breach of fiduciary duty and for violation of the securities laws of the states of New Jersey, Connecticut and Florida, and seeks certification of the subclasses, monetary damages including pre- and post-judgment interest, equitable relief and fees and costs. In addition to the allegations contained in the original complaint, the amended complaint alleges that David Lerner Associates, Inc., and the directors breached a fiduciary duty to the shareholders by failing to disclose material information about the prior Apple REIT Companies’ sources of distributions and share valuation, that they aided and abetted one another’s breaches, and that the Apple REIT entities and directors are jointly and severally liable for the acts of David Lerner Associates, Inc. The amended complaint also asserts that plaintiffs are entitled to recover under certain state securities laws.

          The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

          In addition to the lawsuit discussed above, there were two additional lawsuits filed against David Lerner Associates, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. in June 2011. The Company was not named in these suits.

          On May 27, 2011, the Financial Industry Regulatory Authority (“FINRA”) filed a complaint against David Lerner Associates, Inc., related to its sales practices relative to the Units of Apple REIT Ten, Inc. David Lerner Associates, Inc. was also the sole distributor (managing dealer) of the Company. The Company is unaffiliated with David Lerner Associates, Inc.; however, the Company relies upon it for administration of the Units. The Company intends to cooperate with regulatory or governmental inquiries.

Hotels Owned

          The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at September 30, 2011. All dollar amounts are in thousands.

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

Results of Operations

          As of September 30, 2011, the Company owned 51 hotels with 5,910 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, lodging demand in most markets in the United States declined from levels of 2007 and the first half of 2008. Economic conditions are showing evidence of improvement. While the Company expects 2011 revenue and operating income for the industry and the Company to improve over 2010 results, it is not expected that revenue and operating income will reach pre-recession levels. Although slightly below overall industry averages for the first nine months of 2011, the Company’s hotels have shown results consistent with the industry and brand averages for the period of ownership.

          The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York, New York hotel, the Company has two reportable segments.

Revenues
          The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended September 30, 2011 and 2010, the Company had total revenue of $53.9 million and $51.9 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $5.3 million or 10% of total revenue for the third quarter of 2011 and $4.6 million or 9% of total revenue for the third quarter of 2010. For the three months ended September 30, 2011, the hotels achieved combined average occupancy of approximately 78%, ADR of $118 and RevPAR of $92. The New York hotel had average occupancy of 89%, ADR of $268 and RevPAR of $238. For the three months ended September 30, 2010, the hotels achieved combined average occupancy of approximately 76%, ADR of $117 and RevPAR of $89. For the same period, the New York hotel had average occupancy of 82%, ADR of $257 and RevPAR of $211. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

          For the nine months ended September 30, 2011 and 2010, the Company had total revenue of $146.1 million and $140.6 million. Revenue for the New York hotel was $14.8 million or 10% of total revenue for the first nine months of 2011 and $13.4 million or 10% of total revenue for the first nine months of 2010. For the nine months ended September 30, 2011, the hotels achieved combined average occupancy of approximately 74%, ADR of $113 and RevPAR of $84. The New York hotel had average occupancy of 84%, ADR of $265 and RevPAR of $222. For the nine months ended September 30, 2010, the hotels achieved combined average occupancy of approximately 72%, ADR of $112 and RevPAR of $81. For the same period, the New York hotel had average occupancy of 85%, ADR of $244 and RevPAR of $207.

          Since the beginning of 2010, the Company has experienced an increase in demand as demonstrated by the improvement in average occupancy. In addition, the Company experienced a modest increase in average room rates versus the same period of 2010. The occupancy and ADR increases resulted in a 4% increase in RevPAR during the first nine months of 2011 and 3% for the three months ending September 30, 2011, as compared to the same periods of 2010. With demand improvement and expected rate improvement, the Company and industry anticipate percentage revenue growth for the remainder of 2011 in the mid single digits, as compared to 2010, with the trend expected to continue in 2012. Overall, the Company was slightly behind the industry revenue growth rate in the first nine months of 2011 as compared to the same period in 2010; the Company expects full year 2011 revenue growth rates to be slightly below the industry growth rate. While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for the first nine months of 2011 and 2010 was 128 and 131. The Market Yield is a measure of each hotel’s RevPAR compared to the average (100) in its local market (the index excludes hotels under renovation).

Expenses
          For the three months ended September 30, 2011 and 2010, hotel operating expenses totaled $30.9 million or 57% of total revenue (the New York hotel had operating expenses of $3.2 million or 60% of its total revenue for the quarter) and $29.8 million or 57% of total revenue (the New York hotel had operating expenses of $2.9 million or 60% of its total revenue for the quarter). For the nine months ended September 30, 2011 and 2010, hotel operating expenses totaled $85.8 million or 59% of total revenue (the New York hotel had operating expenses of $8.8 million or 59% of its total revenue for the period) and $82.7 million or 59% of total revenue (the New York hotel had operating expenses of $8.1 million or 60% of its total revenue for the period). Hotel operating expenses consist of operating expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Results for the nine months ended September 30, 2011 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging economic environment. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies. The Company anticipates these costs for the full year of 2011 to approximate 2010 as a percentage of revenue.

          Taxes, insurance, and other expense for the three months ended September 30, 2011 and 2010 totaled $2.3 million, or 4% of total revenues, and $2.6 million, or 5% of total revenues (of which approximately $207,000 and $186,000 related to the New York hotel). Taxes, insurance, and other expense for the nine months ended September 30, 2011 and 2010 totaled $7.1 million, or 5% of total revenues, and $7.8 million, or 6% of total revenues (of which approximately $497,000 and $531,000 related to the New York hotel). Decreases in these expenses for the comparable nine month periods ending September 30, 2011 and 2010 reflect lower real estate property tax assessments at selected hotels, including the results of successful appeals of assessments for some locations. In addition, the Company has experienced lower property insurance expense for most of its hotel properties, in comparison to insurance rates in effect during 2010.

          Land lease expense was $1.6 million for both of the three month periods ended September 30, 2011 and 2010 and $4.8 million for both the nine month periods ended September 30, 2011 and 2010. This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the New York hotel was $1.5 million for both the third quarter of 2011 and 2010, and $4.4 million for the nine month periods ended September 30, 2011 and 2010.

          General and administrative expense for the three months ended September 30, 2011 and 2010 was $1.3 million and $1.2 million. For the nine months ended September 30, 2011 and 2010, general and administrative expense was $3.9 million for each period. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, reporting expense, and the Company’s share of loss from its investment in Apple Air Holding LLC. The Company has incurred approximately $722,000 in legal costs in 2011, an increase over prior years due to the legal and related matters discussed above and continued costs related to Securities and Exchange Commission inquiries, and anticipates it will continue to incur significant legal costs for at least the remainder of 2011.

          Depreciation expense was $9.0 million for the third quarter of 2011 and $8.8 million for the third quarter of 2010. For the nine months ended September 30, 2011 and 2010, depreciation expense was $27.0 million and $26.2 million. These expenses include $1.6 million in each quarter for the New York hotel and $4.9 million and $4.8 million for the nine month periods ended September 30, 2011 and 2010. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.

          Interest expense, net for the third quarter and nine months ended September 30, 2011 was $2.8 million and $8.8 million. Interest expense, net for the same periods in 2010 was $2.3 million and $6.8 million. Interest expense for both periods primarily represents interest incurred on mortgage loans and the Company’s credit facilities and term loan. Interest expense in the first nine months of 2010 was reduced by capitalized interest of $101,000 related to the renovation of two hotel properties. The increase in interest expense from 2010 to 2011 primarily results from higher loan balances.

          The Company recognized a net gain from mortgage debt restructuring and extinguishment of $1.1 million in the third quarter of 2011. Negotiations with the single mortgage servicer on three of the Company’s non-recourse mortgage loans resulted in the early extinguishment, at a discount to the principal amount outstanding, of the mortgage loan secured by the Company’s Tampa, Florida TownePlace Suites property in August 2011. The mortgage loan was extinguished by the Company for a payment of $6.0 million, excluding applicable fees and legal costs; the loan’s principal balance at extinguishment was $8.0 million. Simultaneously, the Company’s mortgage loans secured by the Winston-Salem, North Carolina Courtyard and the Greenville, South Carolina Residence Inn properties were returned to current status, with the Company agreeing to payment of applicable fees, interest and reimbursement of the loan servicer’s expenses incurred in connection with the restructuring and extinguishment transactions. The Company had previously suspended payments due under the three mortgage loans in March 2011, in order to renegotiate terms of the agreements with the loan servicer. In addition to the loan servicer’s fees and reimbursed costs for all three loans, and the Company’s legal and advisory costs incurred with the transactions, the net gain reflects the servicer’s assumption of certain mortgage escrow balances and the Company’s write-off of the deferred financing fees and unamortized fair market adjustment for the Tampa, Florida TownePlace Suites mortgage loan at date of extinguishment.

          In the first quarter of 2010, the Company sold its equity securities in a publicly traded real estate investment trust, resulting in realized gains and other investment income of $3.0 million.

Liquidity and Capital Resources

          The Company has a $75 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. With the availability of the credit facility, which originated in October 2010, the Company maintains little cash on hand, accessing the credit facility as necessary. As a result, unrestricted cash on hand was $0 at September 30, 2011. In addition, the Company has a $25 million term loan with the same commercial bank, secured by two hotel properties. Both loans have financial covenants, including a minimum consolidated net worth and debt service charge and a maximum debt to equity and distribution to income ratio. At June 30, 2011 and September 30, 2011, the Company was not in compliance with all financial covenants of the two loans, and received a lender waiver of applicable covenant conditions. In August 2011, the Company and the lender agreed to modify the interest rate on both the credit facility and the term loan, and to work towards restructuring the loans. The new applicable interest rate on both the $75 million unsecured credit facility and the $25 million term loan is equal to LIBOR (the London Interbank Offered Rate for a one month term, (0.24% at September 30, 2011) plus 2.25% annually with an interest rate floor of 3.75%. Prior to the loan modifications in August 2011, the interest floor rate under both loan agreements was 3.50%; the Company also paid a modification and covenant waiver fee to the lender of $250,000. The scheduled maturity of October 2012 for both loan agreements remains unchanged. At September 30, 2011, the credit facility had an outstanding principal balance of $66.1 million, and the outstanding balance of the term loan was $25 million. As discussed below in the Subsequent Events section, the Company entered into four mortgage loans in October 2011 and extinguished the $25 million term loan. Although the Company expects to also complete a restructure of its $75 million line of credit, there can be no assurance that a default will not occur and the lender demand payment.

          As discussed above, in August 2011 the Company successfully renegotiated three loans with the extinguishment of the loan secured by the Tampa, Florida TownePlace Suites, and the reinstatement of the loans secured by the Winston-Salem, North Carolina Courtyard and the Greenville, South Carolina Residence Inn. Also, in May 2011 the two mortgage loans secured by the Suffolk, Virginia TownePlace Suites and Courtyard were modified and returned to current status; the Company had previously suspended payments due in March 2011 in order to renegotiate terms of the loans with the loan servicer. Under the modified agreements, the Company is required to make monthly interest payments at an annual rate of 5.031%, with no payment of principal until March 1, 2013. During this period, interest will continue to accrue at 6.031%, with the 1% difference accrued and payable at maturity. Certain lender expenses were reimbursed to the lender as part of the restructuring of the two loans and a modification fee of approximately 0.75% of the principal will be due at maturity.

          In April 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. The Loan Agreement provides for a revolving credit facility of $20 million and a maturity date of April 19, 2012. Interest is payable quarterly on the outstanding balance based on an annual rate of LIBOR plus 2.0%. Under the terms and conditions of the Loan Agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Loan Agreement is guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and is secured by assets of Mr. Knight. Mr. Knight will not receive any consideration in exchange for providing this guaranty and security. Proceeds of the loan were used by the Company for general working capital purposes, including the payment of redemptions and distributions. The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement. At September 30, 2011, the Loan Agreement had an outstanding principal balance of $20 million.

          To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first nine months of 2011 totaled $49.2 million, and were paid monthly at a rate of $0.064167 per common share for the first six months of 2011 and at a monthly rate of $0.045833 during the third quarter of 2011. For the same nine month period, the Company’s cash generated from operations was approximately $35.4 million. This shortfall includes a return of capital and was funded primarily by additional borrowings under the Company’s credit facilities. In July 2011, the Company’s Board of Directors approved the reduction in the annual distribution rate from $0.77 to $0.55 per common share. The Company intends to continue paying distributions on a monthly basis. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate of $0.045833 per common share. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make further adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

          The Company anticipates that cash flow from operations and available credit facilities will be adequate to meet its anticipated liquidity requirements in 2011 and 2012, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), planned Unit redemptions, capital expenditures and debt service in 2011. Although reduced in July 2011, the Company’s goal is to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company has and will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions further to required levels. If the Company were unable to extend maturing debt or enter into new borrowing agreements, or if it were to default on its debt, it may be unable to make distributions.

          The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repairs, replacements and refurbishments and to maintain the Company’s hotels in a competitive position. As of September 30, 2011, the Company held $9.1 million in reserve for capital expenditures. Total capital expenditures in the first nine months of 2011 for all renovations and items recurring in nature were approximately $3.7 million. Total capital expenditures over the next twelve months are anticipated to be in the range of $9 to $13 million. The Company does not currently have any existing or planned projects for new development.

          The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2011, the Company redeemed approximately 2.2 million Units in the amount of $24.1 million under the program. For the first nine months of 2010, the Company redeemed approximately 0.8 million Units in the amount of $8.3 million. Since inception of the program through September 30, 2011, the Company has redeemed approximately 5.0 million Units representing approximately $53.0 million. As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 63% of the amount requested redeemed in the first quarter of 2011, approximately 48% of the amount requested in the second quarter of 2011, and approximately 9% of the amount requested redeemed in the third quarter of 2011. Prior to 2011, 100% of requested redemptions were redeemed. The following is a summary of 2011 Unit redemptions through September 30, 2011:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed

January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421

          In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first nine months of 2011 and 2010, approximately 1.5 million and 1.8 million Units were issued under the plan in each period representing approximately $16.8 million and $19.6 million, respectively. Since inception of the plan through September 30, 2011, the Company has issued approximately 7.8 million Units representing approximately $85.7 million.

Related Party Transactions

          The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to these contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions (other than the loan guarantee discussed above) during the nine months ended September 30, 2011. The Board of Directors is not required to approve each individual transaction that falls under a related party relationship, however under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

          The Company is party to an advisory agreement with Apple Eight Advisors, Inc. (“A8A”), pursuant to which A8A provides management services to the Company. An annual fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable for these services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.8 million for both the nine months ended September 30, 2011 and 2010.

          In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to Apple REIT Six, Inc. (“AR6”) on behalf of A8A approximately $1.3 million and $1.5 million for the nine months ended September 30, 2011 and 2010. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AR6. The advisor is staffed with personnel of AR6. AR6 provides similar staffing for Apple Six Advisors, Inc. (“A6A”), Apple Seven Advisors, Inc. (“A7A”), Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc. (“A10A”), Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. (“A6RG”). A6A, A7A, A9A and A10A provide management services to, respectively, AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. ASRG provides brokerage services for the Company and Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. A6RG provides brokerage services for AR6. Although there is a potential conflict on time allocation of personnel due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AR6 include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) utilized by the companies. The staff utilized by the Company receives its direction and management for staffing and compensation from the advisory companies (A6A, A7A, A8A, A9A, A10A, ASRG and A6RG), each of which is wholly owned by Glade M. Knight. Since the employees of AR6 may also perform services for the advisors, individuals, including executive officers, have received and may receive payments directly from the advisors. The allocation of costs from AR6 is made by the management of the several REITs and is reviewed at least annually by the Compensation Committees of the several REITs. In making the allocation, management and the Compensation Committee, consider all relevant facts related to the Company’s level of business activity and the extent to which the Company requires the services of particular personnel of AR6. Such payments are based on actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the noted related parties. To efficiently manage cash disbursements, the individual companies may make payments for any or all of the related companies. The amounts due to or from the related individual companies are reimbursed or collected and are not significant in amount. The Company has not incurred any fees or expenses under its contract with ASRG in 2011 or 2010.

          A8A is 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the boards of AR6, Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          Included in other assets, net on the Company’s consolidated balance sheets is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was $2.1 million and $2.2 million at September 30, 2011 and December 31, 2010, respectively. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the nine months ended September 30, 2011 and 2010, the Company recorded a loss of approximately $145,000 and $343,000 in each period as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

          The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed above. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in General and administrative expense in the Company’s Consolidated Statements of Operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Companies (Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc., and Apple REIT Ten, Inc.). The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

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

Subsequent Events

          In October 2011, the Company declared and paid approximately $4.3 million in distributions to its common shareholders, or $0.045833 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $1.1 million were reinvested, resulting in the issuance of approximately 101,000 Units.

          In October 2011, the Company redeemed approximately 728,000 Units in the amount of $8.0 million under the guidelines of its Unit Redemption Program. As contemplated in the Program, the Company redeemed Units on a pro-rata basis whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors. A total of approximately 17.9 million Units were requested to be redeemed. The redemption was approximately 4% of the requested redemption amount, with approximately 17.2 million requested Units not redeemed.

          In October 2011, the Company entered into four separate secured loan agreements with a commercial real estate lender. Each loan is secured by one of the following Company hotels: Carolina Beach, North Carolina Courtyard; Charlottesville, Virginia Courtyard; Virginia Beach, Virginia Courtyard North; and Virginia Beach, Virginia Courtyard South. Each loan matures in October 2016, and will amortize based on a 25 year term with a balloon payment due at maturity. Interest is payable monthly on the outstanding balance of each loan at an annual rate of 6.015%. The total proceeds of $60.0 million under the four loan agreements were used to extinguish the Company’s $25.0 million secured term loan due in October 2012, reduce the outstanding balance on the Company’s $75.0 million unsecured line of credit facility, and to pay loan origination and other transaction costs of approximately $1.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          With the exception of one interest rate swap transaction entered into in October 2010, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company entered into the interest rate swap, with a notional amount at September 30, 2011 of $6.9 million, and based on the London InterBank Offered Rate (“LIBOR”), to increase stability related to interest expense on a variable rate loan. The swap is not designated as a hedge, therefore the changes in the fair market value of this transaction are recorded in earnings. The Company recognized a loss of $282,000 in the first nine months of 2011 from the change in fair value of this derivative.

          As of September 30, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facilities and due to its variable interest rate term loans. The Company had outstanding balances of $66.1 and $20.0 million on its $75.0 and $20.0 million credit facilities at September 30, 2011, and to the extent it utilizes the credit facilities, the Company will be exposed to changes in short-term interest rates. The outstanding balance of the Company’s variable rate term loans was $42.4 million at September 30, 2011. Based on these outstanding balances at September 30, 2011, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by approximately $1.3 million, subject to the conditions of the interest rate floor provisions of the applicable credit facilities and term loans, and with all other factors remaining the same. The Company’s non-restricted cash balance at September 30, 2011 was $0.

Item 4. Controls and Procedures

          Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The term the “Apple REIT Companies” means Apple REIT Six, Inc. Apple REIT Seven, Inc., the Company, Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

          The Company is currently engaged in an ongoing putative class action lawsuit brought on behalf of purchasers of Units of at least one of the Apple REIT Companies during June 2011. As discussed below, the complaint was amended in October 2011.

          On October 10, 2011, the plaintiffs in Kronberg et al. v. David Lerner Associates Inc., et al, Case No. 2:11-cv-03558, filed an amended class action complaint in the United States District Court for the District of New Jersey, adding new parties and new claims to the action originally filed on June 20, 2011. The new plaintiffs are residents of New York, Connecticut, and Florida alleged to be investors in the Company, Apple REIT Nine, Inc. and Apple REIT Ten, Inc. The new defendants are directors of these companies and Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., and Apple Fund Management, LLC. The amended complaint adds claims on behalf of subclasses of residents of New Jersey, New York, Connecticut and Florida, in addition to the putative nationwide class, and no longer includes purchasers of Apple REIT Six, Inc. and Apple REIT Seven, Inc. The amended complaint asserts new claims for breach of fiduciary duty and for violation of the securities laws of the states of New Jersey, Connecticut and Florida, and seeks certification of the subclasses, monetary damages including pre- and post-judgment interest, equitable relief and fees and costs. In addition to the allegations contained in the original complaint, the amended complaint alleges that David Lerner Associates, Inc., and the directors breached a fiduciary duty to the shareholders by failing to disclose material information about the prior Apple REIT Companies’ sources of distributions and share valuation, that they aided and abetted one another’s breaches, and that the Apple REIT entities and directors are jointly and severally liable for the acts of David Lerner Associates, Inc. The amended complaint also asserts that plaintiffs are entitled to recover under certain state securities laws.

          The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 1A. Risk Factors

          The Company faces many risks, a number of which are described under “Risk Factors” in Part I of its 2010 Annual Report and below. The risks so described may not be the only risks the Company faces. Additional risks of which the Company is not yet aware, or that currently are not significant, may also impair its operations or financial results. If any of the events or circumstances described in the risk factors contained in the Company’s 2010 Annual Report or described below occurs, the business, financial condition or results of operations of the Company could suffer. The following updates the disclosures from Item 1A. “Risk Factors” previously disclosed in our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and should be read in conjunction with those risk factors.

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

          The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations and cash flows of the Company. For more information about the Company’s legal proceedings, see “Legal Proceedings.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

          The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units. As of September 30, 2011, shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the first nine months of 2011, the Company redeemed in accordance with the Unit Redemption Program on a pro-rata basis a total of approximately $24.1 million. On average approximately 20% of the requested redemption amount has been redeemed in 2011 with approximately 9% redeemed in the third quarter of requested amounts, leaving approximately 7.5 million Units requested but not redeemed. Prior to 2011, 100% of redemption requests were redeemed by the Company. See the Company’s complete consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the third quarter of 2011 (no redemptions occurred in August and September 2011):

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

July 2011	736,960	$10.97	4,974,106	(1)

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

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (FILED HEREWITH).

32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

101

The following materials from Apple REIT Eight, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (FURNISHED HEREWITH.)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: November 9, 2011

Glade M. Knight,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 9, 2011

Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)