Form 10-K
period 2011-12-31
Apple REIT Eight, Inc.
filed 2012-03-12
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is currently no established public market on which the Company’s common shares are traded. Based upon the price of Apple REIT Eight, Inc.’s common equity last sold, which was $11, on June 30, 2011, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $1,037,511,000. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2012 was 93,233,355.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 17, 2012.

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

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Eight, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; the outcome of current and future litigation, regulatory proceedings, or inquiries; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1. Business

Apple REIT Eight, Inc. is a Virginia corporation that was formed in January 2007 to invest in hotels and other income-producing real estate. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred share were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 Series B convertible preferred shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. The Company’s first investor closing occurred on July 27, 2007 and the Company acquired its first property on November 9, 2007. As of December 31, 2011, the Company owned 51 hotel properties operating in nineteen states. 45 hotels were purchased in 2008 and six were purchased in 2007. The Company completed its best efforts-offering of Units in April 2008.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Newport Hospitality Group, Inc. (“Newport”), Larry Blumberg & Associates (“LBA”), Western International (“Western”), Marriott International, Inc. (“Marriott”), White Lodging Services Corporation (“White”), Dimension Development Company (“Dimension”), Inn Ventures, Inc. (“Inn Ventures”), True North Hotel Group, Inc. (“True North”), Intermountain Management, LLC (“Intermountain”), MHH Management, LLC (“McKibbon”) and Crestline Hotels & Resorts, Inc. (“Crestline”) under separate hotel management agreements.

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

Website Access

The address of the Company’s Internet website is www.applereiteight.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information contained on the Company’s website is not incorporated by reference into this report.

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

Financing

At December 31, 2011 the Company had 17 mortgage notes payable with a total outstanding balance of $163.3 million. Maturity dates for the mortgage notes range from April 2015 to July 2017, and interest rates range from 5.14% to 6.29%. The Company assumed 15 mortgage loans upon the acquisition of hotels in 2008. During 2011, two loans were extinguished, and the Company originated four new mortgage loans on existing hotel properties totaling $60.0 million.

The Company also has two separate revolving credit facilities, each with a separate commercial bank. The Company has an unsecured $75.0 million revolving line of credit which matures in October 2012, and which has a variable interest rate based on the London InterBank Offered Rate (“LIBOR”), with an interest rate floor of 3.75%. The outstanding balance on this credit facility as of December 31, 2011 was $53.2 million and its interest rate was 3.75%. In April 2011, the Company entered into an additional revolving credit facility of $20 million with a maturity date in April 2012. Interest is payable quarterly on the outstanding balance based on a variable annual rate of LIBOR plus 2.0%. The loan agreement is guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and is secured by assets of Mr. Knight. Mr. Knight has not and will not receive any consideration in exchange for providing this guaranty and security. The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the loan agreement. At December 31, 2011, the loan agreement had an outstanding principal balance of $20.0 million, at an interest rate of approximately 2.29%. The Company expects to replace these credit facilities in the first quarter of 2012 with one facility.

The Company anticipates that cash flow from operations and credit availability, including potentially new mortgage loans and new or restructured unsecured lending arrangements, will be adequate to meet substantially all of its anticipated liquidity requirements, including capital expenditures, debt service, required distributions to shareholders to maintain its REIT status and planned Unit redemptions. The Company intends to maintain a relatively stable dividend rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company may attempt to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to levels required to maintain its REIT status. If the Company was unsuccessful in extending maturing debt in future periods or if it were to default on any of its debt agreements, it may be unable to make distributions. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

Hotel Industry and Competition

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

Hotel Operating Performance

At December 31, 2011, the Company owned eleven Courtyard hotels, ten Residence Inn hotels, six Hilton Garden Inn hotels, five Hampton Inn hotels, five Homewood Suites hotels, three Fairfield Inn & Suites hotels, three Hampton Inn & Suites hotels, three SpringHill Suites hotels, three TownePlace Suites hotels, one full-service Marriott hotel and one Renaissance hotel. They are located in nineteen states and, in aggregate, consist of 5,910 rooms.

Room revenue for these hotels totaled $177.0 million for the year ended December 31, 2011, and the hotels achieved average occupancy of 72%, ADR of $113 and RevPAR of $82. Room revenue for the year ended December 31, 2010 totaled $169.9 million, and the hotels achieved average occupancy of 70%, ADR of $112 and RevPAR of $79. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. With the decrease in levels of economic growth and activity throughout the United States as compared to the pre- recession levels of 2007 and 2008, overall performance of the Company’s hotels since acquisition have not met expectations. Although there is no way to predict future general economic conditions, the Company’s and industry’s revenues and operating income improved in 2011 as compared to 2010, with industry analysts forecasting 2012 revenue percentage growth in the mid-single digits as compared to 2011.

While reflecting the impact of declining economic activity, the Company’s hotel performance as compared to other hotels within each individual market has generally met expectations for the period held. The Company’s 2011 average RevPAR index was 128, with the market average being 100 and excluding properties under renovation. The RevPAR index compares an individual hotel’s RevPAR to the average RevPAR of its local market and is provided by Smith Travel Research, Inc.® an independent company that tracks historical hotel performance in most markets throughout the world.

See the Company’s complete financial statements in Item 8 of this report.

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport, LBA, Western, Marriott, White, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline. The agreements provide for initial terms ranging from one to thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $6.8 million, $6.3 million and $6.0 million in management fees.

Newport, LBA, Western, White, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10 to 30 years. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $7.4 million, $7.1 million and $6.8 million in franchise fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservations systems and best practices within the industry.

Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company. During 2011 and 2010, the Company’s capital expenditures were approximately $5.3 million and $5.4 million.

Employees

The Company does not have any employees. During 2011, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A8A which in turn utilizes personnel from Apple REIT Six, Inc.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtained a Phase I Environmental Report and additional environmental reports and surveys, as were necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been, or are not currently being remediated as necessary. No material remediation costs have occurred or are expected to occur. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose the Company to the possibility that it may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances.

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

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the year ended December 31, 2011, there were no changes to the contracts discussed in this section, and no new significant related party transactions other than the loan guarantee by Glade M. Knight discussed above. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2011, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees or expenses were incurred by the Company during 2011, 2010 and 2009 under this contract.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. A8A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.0 million for each of the years ended December 31, 2011, 2010 and 2009.

In addition to the fees payable to A8A, the Company reimbursed to A8A or paid directly to AFM on behalf of A8A approximately $1.7 million, $1.8 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

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

The Company has a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was $2.1 million and $2.2 million at December 31, 2011 and 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the year ended December 31, 2011 and 2010, the Company recorded a loss of approximately $188,000 and $840,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in General and administrative expense in the Company’s Consolidated Statements of Operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

In October 2010, Apple REIT Nine, Inc. purchased from the Company’s third party lender a note payable secured by the Columbia, South Carolina Hilton Garden Inn. The purchase of the note by Apple REIT Nine, Inc. had no financial effect on the Company. In December 2011, in accordance with the terms of the note, the note was extinguished by the Company through payment of all principal and interest due.

The Company has incurred legal fees associated with the legal and related matters discussed herein under Legal Proceedings and Related Matters in this report. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in General and administrative expense in the Company’s Consolidated Statements of Operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Item 1A. Risk Factors

The following describes several risk factors which are applicable to the Company. There are many factors that may affect the Company’s business and results of operations. You should carefully consider, in addition to the public information contained in this report, the risks described below.

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

General Local and National Economic Conditions

Changes in general local or national economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce the operating results and the value of properties that the Company owns. Additionally these items, among others, may reduce the availability of capital to the Company. As a result, cash available to make distributions to shareholders may be affected.

Current General Economic Environment in the Lodging Industry

The United States continues to be in a post-recessionary low-growth environment, which has experienced historically high levels of unemployment. Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the lodging industry. There is some general consensus among economists that the economy in the United States emerged from a recessionary environment in 2009, but high unemployment levels and sluggish business and consumer travel trends were evident in both 2010 and 2011. As a result, the Company and the industry continue to experience reduced revenue as compared to pre-recessionary periods. Accordingly, the Company’s financial results have been impacted by the economic environment, and future financial results and growth could be further harmed until a more expansive national economic environment is prevalent. A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry. Such an economic outcome could also negatively impact the Company’s future growth prospects and results of operations.

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

The hospitality industry could also experience a significant decline in occupancy and average daily rates due to a reduction in both business and leisure travel. General economic conditions, increased fuel costs, natural disasters and terrorist attacks are a few factors that could affect an individual’s willingness to travel. The Company’s property insurance will typically cover losses for property damage due to terrorist attacks or natural disasters (subject to policy deductibles). However, the Company is not insured against the potential negative effect a terrorist attack or natural disaster would have on the hospitality industry as a whole.

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

Financing Risks

Although the Company anticipates maintaining relatively low levels of debt, it may periodically use short-term financing to perform renovations to its properties, make shareholder distributions or planned Unit redemptions in periods of fluctuating income from its properties. The debt markets have been volatile and subject to increased regulation, and as a result, the Company may not be able to use debt to meet any of its cash requirements, including refinancing any scheduled debt maturities.

Debt Terms

The Company’s $75.0 million unsecured line of credit debt facility, entered into in October 2010, contains financial covenants that could require the outstanding balance to be prepaid prior to the scheduled maturity of October 2012, or restrict the amount and timing of distributions to shareholders. The Company was not in compliance with all covenants at December 31, 2011 and received a waiver from the lender for the applicable covenants. The Company is working towards replacing the credit facility, however if it is not successful or if the Company cannot restructure the covenants or continue to receive a waiver from the lender, the current lender may demand payment and the Company may have to reduce or be unable to make distributions. The covenants include a minimum net worth, debt service coverage and income to debt service and distributions. The Company’s secured debt increases the Company’s risk of property losses as defaults on the debt may result in foreclosure by the lenders.

Securities Class Action Lawsuits and Governmental Regulatory Oversight Risks

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

The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

The Company has been and may continue to be subject to regulatory inquiries, which have resulted in and which could continue to result in costs and personnel time commitment to respond. It may also be subject to action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company.

Technology is used in operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the business.

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2011, the Company owned 51 hotels with an aggregate of 5,910 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Courtyard	11	1,443
Residence Inn	10	1,067
Hilton Garden Inn	6	717
Hampton Inn	5	549
Homewood Suites	5	536
Fairfield Inn & Suites	3	331
Hampton Inn & Suites	3	298
SpringHill Suites	3	289
TownePlace Suites	3	252
Marriott	1	226
Renaissance	1	202

Total	51	5,910

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
						Bldg. Imp. & FF&E
				Land(1)	Bldg./ FF&E /Other
Birmingham	AL	Homewood Suites	$11,286	$1,176	$15,917	$326	$17,419	$(1,953)	2005	May-08	3 - 39 yrs.	95
Rogers	AR	Fairfield Inn	—	881	7,394	1,193	9,468	(1,266)	2002	February-08	3 - 39 yrs.	99
Rogers	AR	Residence Inn	—	920	11,187	249	12,356	(1,462)	2003	February-08	3 - 39 yrs.	88
Springdale	AR	Residence Inn	—	447	5,383	1,426	7,256	(1,165)	2001	March-08	3 - 39 yrs.	72
Burbank	CA	Residence Inn	—	4,229	47,200	56	51,485	(5,225)	2007	May-08	3 - 39 yrs.	166
Cypress	CA	Courtyard	—	3,234	28,688	1,373	33,295	(3,585)	1988	April-08	3 - 39 yrs.	180
Oceanside	CA	Residence Inn	—	3,312	25,964	71	29,347	(3,047)	2007	May-08	3 - 39 yrs.	125
Sacramento	CA	Hilton Garden Inn	—	2,544	25,764	2,024	30,332	(3,712)	1999	March-08	3 - 39 yrs.	154
San Jose	CA	Homewood Suites	—	6,523	15,901	1,458	23,882	(2,260)	1991	July-08	3 - 39 yrs.	140
Tulare	CA	Hampton Inn & Suites	—	1,100	9,495	17	10,612	(1,295)	2008	June-08	3 - 39 yrs.	86
Jacksonville	FL	Homewood Suites	16,405	1,546	22,370	617	24,533	(2,658)	2005	June-08	3 - 39 yrs.	119
Sanford	FL	SpringHill Suites	—	933	10,609	391	11,933	(1,353)	2000	March-08	3 - 39 yrs.	105
Tallahassee	FL	Hilton Garden Inn	—	—	13,580	154	13,734	(1,818)	2006	January-08	3 - 39 yrs.	85
Tampa	FL	TownePlace Suites	—	1,307	10,344	330	11,981	(1,282)	1999	June-08	3 - 39 yrs.	95
Port Wentworth	GA	Hampton Inn	—	837	10,288	169	11,294	(1,265)	1997	January-08	3 - 39 yrs.	106
Savannah	GA	Hilton Garden Inn	5,277	—	15,119	741	15,860	(1,891)	2004	July-08	3 - 39 yrs.	105
Overland Park	KS	Fairfield Inn & Suites	—	1,571	10,875	6	12,452	(1,314)	2008	August-08	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	6,453	1,522	14,631	381	16,534	(1,871)	2000	April-08	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	—	939	8,214	778	9,931	(1,125)	1999	March-08	3 - 39 yrs.	102
Wichita	KS	Courtyard	—	1,177	8,013	305	9,495	(1,217)	2000	June-08	3 - 39 yrs.	90
Bowling Green	KY	Hampton Inn	—	1,481	17,890	188	19,559	(2,296)	1989	December-07	3 - 39 yrs.	130
Marlborough	MA	Residence Inn	—	2,112	18,591	188	20,891	(2,498)	2006	January-08	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	—	1,570	14,122	72	15,764	(1,863)	2007	March-08	3 - 39 yrs.	110
Westford	MA	Residence Inn	6,844	906	14,173	1,058	16,137	(2,059)	2000	April-08	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	—	2,440	23,342	60	25,842	(2,986)	2007	January-08	3 - 39 yrs.	126
Kansas City	MO	Residence Inn	11,029	1,178	16,152	2,044	19,374	(2,603)	1968	April-08	3 - 39 yrs.	106
Carolina Beach	NC	Courtyard	12,482	3,244	21,617	1,865	26,726	(2,851)	2003	June-08	3 - 39 yrs.	144
Concord	NC	Hampton Inn	4,891	1,241	8,366	151	9,758	(1,230)	1996	March-08	3 - 39 yrs.	101
Dunn	NC	Hampton Inn	—	545	12,542	294	13,381	(1,787)	2006	January-08	3 - 39 yrs.	120
Fayetteville	NC	Residence Inn	6,864	668	12,570	179	13,417	(1,633)	2006	May-08	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	—	663	7,634	81	8,378	(1,024)	2004	November-07	3 - 39 yrs.	82
Matthews	NC	Hampton Inn	—	636	10,436	593	11,665	(1,641)	1995	January-08	3 - 39 yrs.	92
Wilmington	NC	Fairfield Inn & Suites	—	1,841	13,475	—	15,316	(1,455)	2008	December-08	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	7,705	1,439	12,457	149	14,045	(1,581)	1998	May-08	3 - 39 yrs.	122
Somerset	NJ	Courtyard	—	—	16,504	159	16,663	(2,210)	2001	November-07	3 - 39 yrs.	162
New York	NY	Renaissance	—	—	111,870	21,295	133,165	(23,102)	1916	January-08	3 - 39 yrs.	202
Tulsa	OK	Hampton Inn & Suites	—	899	9,940	50	10,889	(1,521)	2007	December-07	3 - 39 yrs.	102
Columbia	SC	Hilton Garden Inn	—	1,385	20,499	63	21,947	(2,304)	2006	September-08	3 - 39 yrs.	143
Greenville	SC	Residence Inn	6,220	692	8,372	198	9,262	(1,064)	1998	May-08	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	5,898	1,094	13,114	1,533	15,741	(2,090)	2001	May-08	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	—	688	8,211	2,273	11,172	(1,837)	1997	December-07	3 - 39 yrs.	76
Texarkana	TX	Courtyard	—	678	12,656	241	13,575	(1,482)	2003	March-08	3 - 39 yrs.	90
Texarkana	TX	TownePlace Suites	—	615	8,742	311	9,668	(1,317)	2006	March-08	3 - 39 yrs.	85
Charlottesville	VA	Courtyard	15,478	2,312	26,436	221	28,969	(2,820)	2000	June-08	3 - 39 yrs.	137
Chesapeake	VA	Marriott Full Service	—	3,256	36,384	33	39,673	(4,676)	2008	October-08	3 - 39 yrs.	226
Harrisonburg	VA	Courtyard	—	1,684	22,137	237	24,058	(2,723)	1999	November-07	3 - 39 yrs.	125
Suffolk	VA	Courtyard	8,195	968	11,684	14	12,666	(1,512)	2007	July-08	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	6,286	750	9,390	11	10,151	(1,186)	2007	July-08	3 - 39 yrs.	72
VA Beach	VA	Courtyard	14,479	7,203	20,708	394	28,305	(2,265)	1999	June-08	3 - 39 yrs.	141
VA Beach	VA	Courtyard	17,475	9,871	30,988	1,974	42,833	(3,865)	2002	June-08	3 - 39 yrs.	160
Tukwila	WA	Homewood Suites	—	1,388	14,756	2,216	18,360	(2,003)	1991	July-08	3 - 39 yrs.	106
Construction in Progress			—	—	—	293	293	—

			$163,267	$87,645	$902,694	$50,503	$1,040,842	$(126,248)				5,910

(1)	Land is owned fee simple unless cost is $0 which means the property is subject to a ground lease.

Investment in hotels at December 31, 2011, consisted of the following (in thousands):

December 31, 2011
Land	$87,645
Building and Improvements	878,125
Furniture, Fixtures and Equipment	72,449
Franchise Fees	2,623

1,040,842
Less Accumulated Depreciation	(126,248)

Investment in hotels, net	$914,594

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. class action lawsuit.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. As of December 31, 2011 there were 93.5 million Units outstanding. Each Unit consists of one common share, no par value, and one series A preferred share of the Company. The Company is currently selling shares to its existing shareholders at a price of $11.00 per share through its Dividend Reinvestment Plan. As of December 31, 2011 the Units were held by approximately 20,000 beneficial shareholders. In 2011 there were two tender offers made for the Units of the Company by the same bidders. In July 2011, the bidders announced that they acquired 15,210 Units for $3 per Unit. In December 2011, the bidders announced that they acquired an additional 2,193 Units at $4 per Unit. The total Units acquired by these tender offers were 17,403, or approximately 0.02% of the Company’s outstanding Units. The weighted average price paid for shares through the tender offer and the Company’s Unit Redemption Program in 2011 was $10.91 per Unit.

Dividend Reinvestment Plan

In the second quarter of 2008 the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. As of December 31, 2011, approximately 8.1 million Units, representing $88.9 million in proceeds to the Company, have been issued under the plan. As of December 31, 2011 and 2010, the Company had approximately 22.7 million and 33.8 million Units participating in the Dividend Reinvestment Plan. Since there continues to be demand for the Units at $11 per Unit, the Company’s Board of Directors does not believe the offering price under the Dividend Reinvestment Plan should be changed at this time. However, the Board of Directors could change the price as it determines appropriate.

Unit Redemption Program

Effective in October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. As of December 31, 2011, the maximum number of Units that may be redeemed in any 12-month period is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011 the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has limited, and will continue to limit, the amount of redemptions as it deems prudent.

As of December 31, 2011, the Company has redeemed approximately 5.7 million Units in the amount of $61.0 million under the program, including 2.9 million Units in the amount of $32.1 million in 2011 and 1.4 million Units in the amount of $14.7 million redeemed in 2010. As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 63% of the amount requested redeemed in the first quarter of 2011, approximately 48% of the amount requested redeemed in the second quarter of 2011, approximately 9% of the amount requested redeemed in the third quarter, and approximately 4% in the fourth quarter of 2011. Prior to 2011, 100% of requested redemptions were redeemed. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facilities and asset sales from which it can make redemptions. See the Company’s complete consolidated statement of cash flows for the years ended December

31, 2011, 2010 and 2009 included in the Company’s audited financial statements in Item 8 of the Form 10-K for a further description of the sources and uses of the Company’s cash flows. The following is a summary of Unit redemptions for the year ended December 31, 2011:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed
January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421
October 2011	17,938,386	727,604	17,210,782

The following is a summary of redemptions during the fourth quarter of 2011 (no redemptions occurred in November and December 2011):

Issuer Purchases of Equity Securities

Period	(a)	(b)	(c)	(d)
	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2011	727,604	$10.98	727,604	(1)

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

Series B Convertible Preferred Shares

In January 2007 the Company issued 240,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with Apple Eight Advisors, Inc., or if the Company ceases to use Apple Suites Realty Group, Inc. to provide property acquisition and disposition services; or (3)

the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. Distributions in 2011 totaled $62.1 million and were paid at a monthly rate of $0.064167 per common share during the first six months of 2011, and at a monthly rate of $0.045833 per common share during the last six months of 2011. Distributions in 2010 totaled $72.5 million and were paid monthly at a rate of $0.064167 per common share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company’s line of credit loan agreement has a distribution to income covenant. Therefore, to maintain compliance with the covenant, the Company may need to reduce distributions.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2011, options to purchase 319,776 Units were outstanding with a weighted average exercise price of $11 per Unit under the Directors Plan. No options have been issued under the Incentive Plan. The following is a summary of securities issued under the plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	319,776	$11.00	1,279,769
Incentive Plan	—	$—	4,029,318

Item 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2011, 2010, 2009 and 2008 and the period from January 22, 2007 (initial capitalization) through December 31, 2007. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K. During the period from the Company’s initial capitalization on January 22, 2007 to November 8, 2007, the Company owned no properties, had no revenue exclusive of interest income, and was primarily engaged in capital formation activities. Operations commenced on November 9, 2007 with the Company’s first property acquisition.

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period January 22, 2007 (initial capitalization) through December 31, 2007
(in thousands except per share and statistical data)
Revenues:
Room revenue	$177,009	$169,944	$158,316	$124,208	$1,385
Other revenue	13,695	12,678	12,569	9,076	100

Total revenue	190,704	182,622	170,885	133,284	1,485
Expenses:
Hotel operating expenses	113,203	108,987	105,091	77,612	886
Taxes, insurance and other	9,369	10,089	10,188	6,818	116
Land lease expense	6,391	6,386	6,376	6,258	49
General and administrative	5,302	5,216	4,523	4,359	1,046
Depreciation	35,987	34,979	32,907	22,044	333
Net gain from mortgage debt restructuring and extinguishment	(1,093)	—	—	—	—
Investment income, net	(23)	(3,076)	(1,071)	(2,225)	(6,353)
Interest expense	12,104	9,166	7,366	4,153	10

Total expenses	181,240	171,747	165,380	119,019	(3,913)

Net income	$9,464	$10,875	$5,505	$14,265	$5,398

Per Share
Net income per common share	$0.10	$0.12	$0.06	$0.16	$0.35
Distributions paid to common shareholders per share	$0.66	$0.77	$0.81	$0.88	$0.40
Weighted-average common shares outstanding—basic and diluted	93,998	94,170	92,963	87,271	15,376

Balance Sheet Data (at end of period)
Cash and cash equivalents	$—	$—	$—	$—	$562,009
Investment in hotels, net	$914,594	$945,312	$974,773	$982,886	$87,310
Total assets	$935,709	$962,486	$998,851	$1,003,048	$670,771
Notes payable	$236,257	$200,439	$184,175	$138,704	$—
Shareholders’ equity	$671,988	$736,569	$789,099	$842,304	$670,319
Net book value per share	$7.19	$7.78	$8.43	$9.11	$9.72

Other Data
Cash Flow From (Used In):
Operating activities	$45,396	$44,249	$45,739	$39,714	$5,563
Investing activities	$(7,898)	$711	$(30,379)	$(766,854)	$(108,549)
Financing activities	$(37,498)	$(44,960)	$(15,360)	$165,131	$664,971
Number of hotels owned at end of period	51	51	51	51	6
Average Daily Rate (ADR)(b)	$113	$112	$112	$121	$95
Occupancy	72%	70%	66%	69%	61%
Revenue Per Available Room (RevPAR)(c)	$82	$79	$73	$83	$58
Total Rooms Sold(d)	1,560,155	1,515,805	1,414,748	1,027,472	14,626
Total Rooms Available(e)	2,156,180	2,155,648	2,155,621	1,490,606	23,864

Funds From Operations Calculation(a)
Net income	$9,464	$10,875	$5,505	$14,265	$5,398
Depreciation of real estate owned	35,987	34,979	32,907	22,044	333

Funds from operations	$45,451	$45,854	$38,412	$36,309	$5,731

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in economic cycles, and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward- looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

The Company was formed and initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company owned 51 hotels as of December 31, 2011, located within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first six hotels were acquired in November and December 2007, and 45 additional hotels were purchased in 2008. Accordingly, the results of operations include only the results of operations of the hotels for the periods owned. Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in November 2007.

Hotel Operations

Hotel performance can be influenced by many factors including local competition, local and national economic conditions in the United States and the performance of individual managers assigned to each hotel. While the Company’s hotels’ performance as compared to other hotels within each individual market, in general, has met expectations for the periods held, overall financial results have not met expectations due to the significant economic decline in the United States in 2008 and 2009. Although there is no way to predict future general economic conditions, the Company’s revenue and operating income did show modest improvement in 2011 as compared to 2010. Although still expected to be below 2007 and 2008 levels, the Company expects 2012 revenue percentage increases in the mid single digits as compared to 2011. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and market yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

The following is a summary of results of the 51 hotels owned by the Company for the years ended December 31, 2011 and 2010:

(in thousands, except statistical data)	Year ended December 31, 2011	Percent of Revenue	Year ended December 31, 2010	Percent of Revenue	Percent Change
Total revenues	$190,704	100%	$182,622	100%	4%
Hotel operating expenses	113,203	59%	108,987	60%	4%
Taxes, insurance and other expense	9,369	5%	10,089	6%	(7)%
Land lease expense	6,391	3%	6,386	3%	0%
General and administrative expense	5,302	3%	5,216	3%	2%
Depreciation	35,987		34,979		3%
Net gain from mortgage debt restructuring and extinguishment	1,093		—		N/A
Investment income, net	23		3,076		(99)%
Interest expense, net	12,104		9,166		32%
Number of hotels	51		51		0%
Average Market Yield(1)	128		131		(2)%
ADR	$113		$112		1%
Occupancy	72%		70%		3%
RevPAR	$82		$79		4%

(1)	Statistics calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation during the applicable periods.

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. class action lawsuit.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Hotels Owned

As of December 31, 2011, the Company owned 51 hotels, with a total of 5,910 rooms. The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	202	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000

Location	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707

					5,910	$950,745

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies: Newport Hospitality Group, Inc. (“Newport”), Larry Blumberg & Associates (“LBA”), Western International (“Western”), Marriott International, Inc. (“Marriott”), White Lodging Services Corporation (“White”), Dimension Development Company (“Dimension”), Inn Ventures, Inc. (“Inn Ventures”), True North Hotel Group, Inc. (“True North”), Intermountain Management, LLC (“Intermountain”), MHH Management, LLC (“McKibbon”) and Crestline Hotels & Resorts, Inc. (“Crestline”). The agreements provide for initial terms ranging from one to thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $6.8 million, $6.3 million and $6.0 million in management fees.

Newport, LBA, Western, White, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10 to 30 years. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2011, 2010 and 2009 the Company incurred approximately $7.4 million, $7.1 million and $6.8 million in franchise fees.

Results of Operations for Years 2011 and 2010

As of December 31, 2011, the Company owned 51 hotels with 5,910 rooms. The Company’s portfolio of hotels owned is unchanged since December 31, 2010. Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality. During the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, hotel revenue in most markets in the United States has declined from 2007 and the first half of 2008. However, economic conditions have shown evidence of improvement in 2011 as compared to 2010. Although the Company expects continued improvement in 2012, it is not anticipated that revenue and operating income will reach pre-recession levels. The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York, New York hotel’s revenues, the Company has two reportable segments.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the year ended December 31, 2011, the Company had total revenue of $190.7 million. Revenue for the New York hotel was $21.6 million or 11% of total revenue for the year. For the year, the hotels achieved combined average occupancy of approximately 72%, ADR of $113 and RevPAR of $82. The New York hotel had average occupancy of 86%, ADR of $288 and RevPAR of $246. All other hotels combined had occupancy of 72%,

ADR of $106 and RevPAR of $76. RevPAR is calculated as ADR multiplied by the occupancy percentage. ADR is calculated as room revenue divided by the number of rooms sold.

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

As reflected in the Company’s occupancy increase in 2011, the industry realized an overall increase in demand as compared to 2010. The increase was a result of the U.S. economy stabilizing and exhibiting some growth over prior year levels, generating more business and leisure travelers. While ADR for 2011 still trailed pre-recession levels, it improved over 2010 operating results. As a result, the Company’s RevPAR increased 4% for 2011 as compared to 2010. The Company anticipates mid-single digit percentage increases in RevPAR in 2012 as compared to 2011.

While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets. The Company’s average Market Yield for 2011 and 2010 was 128 and 131, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, and independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

Expenses

For the year ended December 31, 2011, hotel operating expenses of the Company’s hotels totaled $113.2 million or 59% of total revenue. The New York hotel had direct expenses of $12.3 million or 57% of its total revenue for the year. For the year ended December 31, 2010, hotel direct expenses were $109.0 million or 60% of total revenue. The New York hotel had direct expenses of $11.1 million or 57% of its total revenue for the year. Hotel direct expenses consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. Hotel operational expenses for 2011 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging and relatively flat to low-growth economic environment during 2011. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing relative to revenue increases in certain labor costs, hotel supply costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expense for each of 2011 and 2010 totaled $9.4 million (5% of total revenues for 2011) and $10.1 million (6% of total revenues for 2010) of which approximately $800,000 and $680,000 related to the New York hotel. Taxes will likely increase if the economy continues to improve and localities reassess property values accordingly. The Company’s New York property will also continue to experience increased costs as tax incentives in place at purchase will decline over time. Also, insurance rates for 2012 have increased due to property and casualty carriers’ losses world- wide in the past year.

Land lease expense was $6.4 million for each of 2011 and 2010. This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for each of the years ended December 31, 2011 and 2010 for the New York hotel was $5.9 million.

General and administrative expense (“G&A”) for 2011 and 2010 was $5.3 million and $5.2 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, reporting expense and the Company’s share of loss from its investment in Apple Air Holding LLC. The Company incurred approximately $1.1 million in legal costs in 2011, an increase over prior years due to the legal and related matters discussed above and continued costs related to responding to Securities and Exchange Commission inquiries. The Company anticipates it will continue to incur significant legal costs at least during the first half of 2012. Also during the fourth quarter of 2011 the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Total costs incurred were approximately $91,000. These costs will increase in 2012 if a transaction is pursued.

Depreciation expense was $36.0 million for 2011 and $35.0 million for 2010. This expense includes $6.5 million and $6.4 million for the New York hotel in 2011 and 2010. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned. The increase reflects capital improvements made by the Company during 2011 and 2010.

In the third quarter of 2011, the Company recognized a net gain of $1.1 million from mortgage debt restructuring and extinguishment. The net gain arose from the early extinguishment, at a discount to the principal amount outstanding, of a mortgage loan secured by one of the Company’s hotel properties. Simultaneously with the debt extinguishment, two additional mortgage loans with the same loan servicer were returned to current status, with the Company agreeing to payment of applicable fees and reimbursement of the loan servicer’s expenses incurred in the transaction.

In the first quarter of 2010, the Company sold its equity securities in a publicly traded real estate investment trust, resulting in realized gains and other investment income of approximately $3.0 million.

Interest expense for 2011 and 2010 totaled $12.1 million and $9.2 million and primarily represents interest expense incurred on mortgage loans assumed on 15 hotel properties acquired during 2008, four mortgage loans originated on existing hotel properties during 2011, and expenses associated with the Company’s lines of credit and term loans outstanding during the respective periods. The increase in 2011 is due to the increase in outstanding debt during the year and the increase in the Company’s average interest rate. Interest expense is offset by capitalized interest of $0.1 million in 2010 in conjunction with renovations. Two mortgage loans and the Company’s term loan were repaid and extinguished in 2011.

Results of Operations for Years 2010 and 2009

Revenues

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

During 2009 and 2010, the industry and the Company in general reported revenue below pre-recession levels; however, the industry and the Company began to experience improvements in hotel occupancy levels in late 2009 and into 2010. The increase was a result of stable or, in some local markets, discounted room rates along with positive economic trends within the overall economy, generating an increase in business and leisure travel. While 2010 ADR still trailed pre-recession levels, it stabilized and increased in the second half of 2010 as compared to 2009 levels. As a result, the Company’s RevPAR increased 8% for 2010 as compared to 2009.

During the first half of 2009, the Company was in the process of completing its conversion of the New York hotel from an unbranded hotel to a Marriott affiliated Renaissance hotel. While the Company completed the conversion to a Renaissance in late April 2009, there were certain additional renovation requirements completed during the course of 2009. The hotel had an average of 32 rooms out of service each night for the first half of 2009, and experienced other disruptions to its common areas. As a result of the conversion effort, and also declines in economic conditions during this time period, revenue at the hotel was unusually low for the first half of 2009. The RevPAR Index for the New York hotel, however, was 112 for 2010, an increase of 29% from 2009, reflecting the successful completion of the brand conversion during 2009.

Expenses

For the year ended December 31, 2010, hotel operating expenses of the Company’s hotels totaled $109.0 million or 60% of total revenue. The New York hotel had direct expenses of $11.1 million or 57% of its total revenue for the year. For the year ended December 31, 2009, hotel operating expenses were $105.1 million or 61% of total revenue. The New York hotel had direct expenses of $10.0 million or 69% of its total revenue for the year.

In 2009 operating expense as a percentage of revenue was negatively impacted by the continuing ramp up of several hotels that opened in the second half of 2008, and by several hotel renovations in 2009. The Company had approximately 27,000 room nights out of service due to renovations in 2009. Additionally, hotel operational expenses for 2009 reflect the impact of declining revenues at most of the Company’s hotels, and the Company’s efforts to control costs in such an economic environment. However, certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature, and cannot be curtailed or eliminated.

Taxes, insurance, and other expense for 2010 and 2009 totaled $10.1 million (6% of total revenues for 2010) and $10.2 million (6% of total revenues for 2009) of which approximately $680,000 and $355,000 related to the New York hotel. New York hotel results in part reflect the decline in tax incentives.

Land lease expense was $6.4 million for both 2010 and 2009. This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the years ended December 31, 2010 and 2009 for the New York hotel was $5.9 million.

General and administrative expense (“G&A”) for 2010 and 2009 was $5.2 million and $4.5 million. The principal components of general and administrative expense are advisory fees, legal fees, accounting fees, reporting expense and the Company’s share of loss from its investment in Apple Air Holding LLC. As a public company, the Company is subject to various regulatory oversight. In 2010 the Company incurred approximately $0.5 million in legal and related costs responding to Securities and Exchange Commission inquiries. G&A also increased in 2010 due to an approximately $0.4 million loss related to Apple Air’s contract to trade-in its two jets for one new jet in 2011.

Depreciation expense was $35.0 million for 2010 and $32.9 million for 2009. This expense includes $6.4 million and $5.9 million for the New York hotel in 2010 and 2009. Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned. The increase is a result of capital improvements made by the Company in 2009 of approximately $25 million to complete 12 renovations.

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

Related Party Transactions

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the year ended December 31, 2011, there were no changes to the contracts discussed in this section, and no new significant related party transactions other than the loan guarantee as of April 2011 discussed below (see “Liquidity and Capital Resources”). The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2011, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees or expense were incurred by the Company during 2011, 2010 and 2009 under this contract.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. A8A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.0 million for each of the years ended December 31, 2011, 2010 and 2009.

In addition to the fees payable to A8A, the Company reimbursed to A8A or paid directly to AFM on behalf of A8A approximately $1.7 million, $1.8 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

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

The Company has a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The

Company’s equity investment was $2.1 million and $2.2 million at December 31, 2011 and 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the year ended December 31, 2011 and 2010, the Company recorded a loss of approximately $188,000 and $840,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in General and administrative expense in the Company’s Consolidated Statements of Operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

In October 2010, Apple REIT Nine, Inc. purchased from the Company’s third party lender a note payable secured by the Columbia, South Carolina Hilton Garden Inn. The purchase of the note by Apple REIT Nine, Inc. had no financial effect on the Company. In December 2011, in accordance with the terms of the note, the note was extinguished by the Company through payment of all principal and interest due.

The Company has incurred legal fees associated with the legal and related matters discussed herein under Legal Proceedings and Related Matters in this report. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in General and administrative expense in the Company’s Consolidated Statements of Operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest $50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests and the termination of the Series A preferred shares.

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2011, expense would have ranged from $0 to in excess of $63 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

The following is a summary of the Company’s significant commercial commitments as of December 31, 2011. See “Capital Requirements and Resources” for a discussion of the Company’s liquidity and available capital resources as of December 31, 2011.

Commercial Commitments (000’s)	Total	Amount of Commitments Expiring per Period
		Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $47.5 million)	$283,969	$87,548	$25,398	$116,794	$54,229
Ground leases	232,969	4,029	8,429	8,939	211,572

	$516,938	$91,577	$33,827	$125,733	$265,801

Capital Requirements and Resources

The Company has a $75 million unsecured line of credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The facility was originated in October 2010 and the scheduled maturity of the facility is October 2012. With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary. As a result, cash on hand was $0 at December 31, 2011.

The $75 million credit facility agreement has four primary financial covenants, which are: a) tangible net worth must exceed $700 million at the end of each quarter; b) total liabilities to tangible net worth must be below 50% at the end of each quarter; c) the debt service coverage ratio for the trailing twelve months at the end of each quarter must be greater than 1.5; and d) net operating income to debt service and distributions (“payout ratio”) must exceed 80% for the trailing twelve months ended December 31, 2011. The payout ratio covenant increases each quarter until it reaches 100% at June 30, 2012. At June 30, 2011, September 30, 2011 and December 31, 2011, the Company was not in compliance with all financial covenants of the credit facility, and received a lender waiver of applicable covenant conditions. The Company is working towards replacing the credit facility, however if it is not successful or if the Company cannot restructure the covenants or continue to receive a waiver from the lender, the current lender may demand payment and the Company may have to reduce or be unable to make distributions. At December 31, 2011 the outstanding balance of this credit facility was $53.2 million, and had been reduced further to approximately $22.6 million by the end of January 2012 (see further discussion in “Subsequent Events”).

In October 2011, the Company entered into four separate secured loan agreements with a commercial real estate lender. Each loan is secured by one of the following Company hotels: Carolina Beach, North Carolina Courtyard; Charlottesville, Virginia Courtyard; Virginia Beach, Virginia Courtyard North; and Virginia Beach, Virginia Courtyard South. Each loan matures in November 2016, and will amortize based on a 25 year term with a balloon payment due at maturity. Interest is payable monthly on the outstanding balance of each loan at an annual rate of 6.015%. The total proceeds of $60.0 million under the four loan agreements were used to extinguish the Company’s $25.0 million secured term loan due in October 2012, reduce the outstanding balance on the Company’s $75.0 million unsecured line of credit facility, and to pay loan origination and other transaction costs of approximately $1.1 million.

As discussed above, the Company recognized a net gain from mortgage debt restructuring and extinguishment of $1.1 million in August 2011. Negotiations with the single mortgage servicer on three of the Company’s non-recourse mortgage loans resulted in the early extinguishment, at a discount to the principal amount outstanding, of the mortgage loan secured by the Company’s Tampa, Florida TownePlace Suites property. The mortgage loan was extinguished by the Company for a payment of $6.0 million, excluding applicable fees and legal costs; the loan’s principal balance at extinguishment was $8.0 million. Simultaneously, the Company’s mortgage loans secured by the Winston-Salem, North Carolina Courtyard and the Greenville, South Carolina Residence Inn properties were returned to current status, with the Company agreeing to payment of applicable fees and reimbursement of the loan servicer’s expenses incurred in connection with the restructuring and extinguishment transactions. The Company had previously suspended payments due under the three mortgage loans in March 2011, in order to renegotiate terms of the agreements with the loan servicer. In addition to the loan servicer’s fees and reimbursed costs for all three loans, and the Company’s legal and advisory costs incurred with the transactions, the net gain reflects the servicer’s assumption of certain mortgage escrow balances and the Company’s write-off of the deferred financing fees and unamortized fair market adjustment for the Tampa, Florida TownePlace Suites mortgage loan at date of extinguishment.

In May 2011, the two mortgage loans secured by the Suffolk, Virginia TownePlace Suites and Courtyard were modified and returned to current status; the Company had previously suspended payments due in March 2011 in order to renegotiate terms of the loans with the loan servicer. Under the modified agreements, the Company is required to make monthly interest payments at an annual rate of 5.031%, with no payment of principal until March 1, 2013. During this period, interest will continue to accrue at 6.031%, with the 1% difference accrued and payable at maturity. Certain lender expenses were reimbursed to the lender as part of the restructuring of the two loans and a modification fee of approximately 0.75% of the principal balance at date of modification will be due at maturity.

In April 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. The Loan Agreement provides for a revolving credit facility of $20 million and a maturity date of April 19, 2012. Interest is payable quarterly on the outstanding balance based on an annual rate of LIBOR plus 2.0%. Under the terms and conditions of the Loan Agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Loan Agreement is guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and is secured by assets of Mr. Knight. Mr. Knight will not receive any consideration in exchange for providing this guaranty and security. Proceeds of the loan were used by the Company for general working capital purposes, including the payment of redemptions and distributions. The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement. At December 31, 2011, the Loan Agreement had an outstanding principal balance of $20.0 million, at an interest rate of approximately 2.29%.

The Company anticipates that cash flow from operations, the Company’s existing revolving line of credit facilities, and access to commercial secured and unsecured credit markets will be adequate to meet its anticipated liquidity requirements, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), planned Unit redemptions, capital improvements and debt service in 2012. Although reduced in July 2011, the Company’s goal is to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company has and will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions further to required levels. If the Company were unable to extend maturing debt or enter into new borrowing agreements, or if it were to default on its debt, it may be unable to make distributions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. The Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles. Distributions in 2011 totaled $62.1 million and were paid at a monthly rate of $0.064167 per common share during the first six months of 2011, and at a rate of $0.045833 per common share during the last six months of 2011. For the same period the Company’s cash generated from operations was approximately $45.4 million. This shortfall includes a return of capital and was funded primarily by additional borrowings by the Company, utilizing both its line of credit facilities and the origination of four mortgage loans secured by hotel properties. The Company intends to continue paying distributions on a monthly basis. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate of $0.045833 per month. In July 2011, the Board of Directors approved a reduction in the Company’s annual distribution rate from $0.77 to $0.55 per common share; the reduction of the distribution was effective beginning with the July 2011 distribution. In April 2009, the Board of Directors approved a reduction in the Company’s annual distribution rate from $0.88 to $0.77 per common share; the reduction of the distribution was effective beginning with the May 2009 distribution. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. As of December 31, 2011, the Company held $10.1 million in restricted cash escrow accounts reserved for capital expenditures. Total capital expenditures in 2011 were $5.3 million, and were $5.4 million in 2010. Due to the renovation work performed on many properties when they were initially acquired, the level of capital expenditures in 2009 and 2008, and a post-recessionary low-growth economic environment during 2011 and 2010, the Company invested a lower than normal amount in capital expenditures in 2011 and 2010. The Company anticipates 2012 capital improvements to increase from 2011 levels and to be in the range of $10 to $12 million. The Company does not currently have any existing or planned projects for development.

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting distributions to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through December 31, 2011, approximately 8.1 million Units were issued under the plan representing approximately $88.9 million, including 1.8 million Units for $20.0 million in 2011 and 2.4 million Units for $26.1 million in 2010.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2011, the Company has redeemed approximately 5.7 million Units in the amount of $61.0 million under the program, including 2.9 million Units in the amount of $32.1 million in 2011 and 1.4 million Units in the amount of $14.7 million redeemed in 2010. As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 63% of the amount requested redeemed in the first quarter of 2011, approximately 48% of the amount requested in the second quarter of 2011, approximately 9% of the amount requested redeemed in the third quarter, and approximately 4% in the fourth quarter of 2011. Prior to 2011, 100% of requested redemptions were redeemed. The following is a summary of Unit redemptions for the year ended December 31, 2011:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421
October 2011	17,938,386	727,604	17,210,782

Currently, the Company plans to redeem under its Unit Redemption Program approximately 2% of weighted average Units in 2012.

Subsequent Events

In January 2012, the Company declared and paid approximately $4.3 million in distributions to its common shareholders, or $0.045833 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $1.0 million were reinvested, resulting in the issuance of approximately 92,000 Units.

In January 2012, under the guidelines of the Company’s Unit Redemption Program, approximately 454,000 Units were redeemed in the amount of $5.0 million. As contemplated in the Program, the Company redeemed Units on a pro-rata basis. This redemption was approximately 2% of the requested redemption amount.

In January 2012, the Company entered into a $40.0 million secured loan agreement with a commercial bank. The term loan is secured jointly by the Company’s Burbank, California Residence Inn and Oceanside, California Residence Inn hotel properties. The loan matures in January 2015 with the option of the Company to extend the maturity for one year. No principal payments are due during the first 12 months of the loan’s term; principal payments of $65,000 per month are due beginning February 2013 through the maturity of the loan. Interest is payable monthly on the outstanding balance of the loan at a variable interest rate equal to 4.25% plus one-month LIBOR. Simultaneous with the loan origination, the Company and the commercial bank entered into an interest rate swap agreement with the same notional amount and principal maturity schedule as the term loan. The interest rate swap agreement effectively provides the Company with payment requirements equal to a 5.25% fixed interest rate on the term loan through the maturity of the loan in January 2015. Total proceeds from the loan agreement were used to reduce the outstanding balance on the Company’s $75.0 million unsecured line of credit facility, and to pay loan origination and other transaction costs of approximately $0.5 million.

In February 2012, the Company declared and paid approximately $4.3 million in distributions to its common shareholders, or $0.045833 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $1.0 million were reinvested, resulting in the issuance of approximately 90,000 Units.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date. If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

With the exception of one interest rate swap transaction, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company entered into the interest rate swap agreement, with a notional amount of $6.8 million at December 31, 2011 and based on the London InterBank Offered Rate (“LIBOR”), to increase stability related to interest expense on a variable rate mortgage loan. The swap is not designated as a hedge, therefore the changes in the fair market value of this transaction are recorded in earnings. The Company recognized a market valuation loss of $284,000 in 2011 from the change in fair value of this derivative, which is recorded in Interest expense in the Company’s Consolidated Statements of Operations and Comprehensive Income.

As of December 31, 2011, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows under its two line of credit facilities. The Company had outstanding balances of $53.2 and $20.0 million on its $75.0 and $20.0 million credit facilities, respectively, at December 31, 2011, and to the extent it utilizes the credit facilities, the Company will be exposed to changes in short-term interest rates. Additionally, the outstanding balance of the Company’s one variable rate mortgage loan was $6.8 million at December 31, 2011. Based on these outstanding balances at December 31, 2011, every 100 basis points change in interest rates can potentially impact the Company’s annual net income by approximately $0.8 million, subject to the conditions of the interest rate floor provision of the $75.0 million line of credit facility, and with all other factors remaining the same. The Company’s non-restricted cash balance at December 31, 2011 was $0.

In addition to its variable rate debt discussed above, the Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements. The following table summarizes the annual maturities and average interest rates of the Company’s notes payable and lines of credit outstanding at December 31, 2011. All dollar amounts are in thousands.

	2012	2013	2014	2015	2016	Thereafter	Total	Market Value
Total debt:
Maturities	$75,867	$3,126	$3,377	$31,851	$69,211	$53,048	$236,480	$236,666
Average Interest rate	5.4%	5.9%	5.9%	6.0%	6.0%	6.0%
Variable rate debt:
Maturities	$73,354	$149	$157	$6,397	$—	$—	$80,057	$80,038
Average Interest rate	3.8%	5.3%	5.3%	5.3%	—	—
Fixed rate debt:
Maturities	$2,513	$2,977	$3,220	$25,454	$69,211	$53,048	$156,423	$156,628
Average Interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 12, 2012
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
APPLE REIT EIGHT, INC.

We have audited Apple REIT Eight, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Eight, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Eight, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Apple REIT Eight, Inc. and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
APPLE REIT EIGHT, INC.

We have audited the accompanying consolidated balance sheets of Apple REIT Eight, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Eight, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Eight, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia
March 12, 2012

APPLE REIT EIGHT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2011	2010
Assets
Investment in real estate, net of accumulated depreciation of $126,248 and $90,261	$914,594	$945,312
Restricted cash-furniture, fixtures and other escrows	11,822	8,934
Due from third party managers, net	4,449	4,031
Other assets, net	4,844	4,209

Total Assets	$935,709	$962,486

Liabilities
Credit facilities	$73,213	$51,893
Mortgage debt	163,044	148,546
Accounts payable and accrued expenses	17,726	14,878
Intangible liabilities, net	9,738	10,600

Total Liabilities	263,721	225,917

Shareholders’ Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,506,042 and 94,615,462 shares	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,506,042 and 94,615,462 shares	926,759	938,733
Distributions greater than net income	(254,795)	(202,188)

Total Shareholders’ Equity	671,988	736,569

Total Liabilities and Shareholders’ Equity	$935,709	$962,486

See notes to consolidated financial statements.

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenues:
Room revenue	$177,009	$169,944	$158,316
Other revenue	13,695	12,678	12,569

Total revenue	190,704	182,622	170,885
Expenses:
Operating expense	49,751	48,064	46,154
Hotel administrative expense	16,293	15,774	16,145
Sales and marketing	14,889	14,109	12,999
Utilities	8,367	8,078	7,828
Repair and maintenance	9,725	9,591	9,129
Franchise fees	7,414	7,108	6,813
Management fees	6,764	6,263	6,023
Taxes, insurance and other	9,369	10,089	10,188
Land lease expense	6,391	6,386	6,376
General and administrative	5,302	5,216	4,523
Depreciation expense	35,987	34,979	32,907

Total expenses	170,252	165,657	159,085

Operating income	20,452	16,965	11,800
Net gain from mortgage debt restructuring and extinguishment	1,093	0	0
Investment income, net	23	3,076	1,071
Interest expense	(12,104)	(9,166)	(7,366)

Net income	$9,464	$10,875	$5,505

Unrealized gain on investments	0	0	2,404

Comprehensive income	$9,464	$10,875	$7,909

Basic and diluted net income per common share	$0.10	$0.12	$0.06

Weighted average common shares outstanding—basic and diluted	93,998	94,170	92,963

See notes to consolidated financial statements.

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Series B Convertible Preferred Stock		Distributions Greater than Net Income	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2008	92,478	$913,459	240	$24	$(71,179)	$842,304
Net proceeds from the sale of common shares	2,439	26,952	0	0	0	26,952
Common shares redeemed	(1,274)	(13,142)	0	0	0	(13,142)
Comprehensive income	0	0	0	0	7,909	7,909
Cash distributions declared to shareholders ($0.81 per share)	0	0	0	0	(74,924)	(74,924)

Balance at December 31, 2009	93,643	927,269	240	24	(138,194)	789,099
Net proceeds from the sale of common shares	2,372	26,207	0	0	0	26,207
Common shares redeemed	(1,400)	(14,743)	0	0	0	(14,743)
Realized gain on sale of equity securities	0	0	0	0	(2,404)	(2,404)
Comprehensive income	0	0	0	0	10,875	10,875
Cash distributions declared to shareholders ($0.77 per share)	0	0	0	0	(72,465)	(72,465)

Balance at December 31, 2010	94,615	938,733	240	24	(202,188)	736,569
Net proceeds from the sale of common shares	1,817	20,100	0	0	0	20,100
Common shares redeemed	(2,926)	(32,074)	0	0	0	(32,074)
Comprehensive income	0	0	0	0	9,464	9,464
Cash distributions declared to shareholders ($0.66 per share)	0	0	0	0	(62,071)	(62,071)

Balance at December 31, 2011	93,506	$926,759	240	$24	$(254,795)	$671,988

See notes to consolidated financial statements.

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$9,464	$10,875	$5,505
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	35,987	34,979	32,907
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	(119)	505	(182)
Non-cash portion of net gain on extinguishment of mortgage debt	(1,482)	0	0
Net realized gain on sale of investments	0	(3,011)	(1,029)
Changes in operating assets and liabilities:
Increase (decrease) in funds due from third party managers	(418)	(112)	23
Increase (decrease) in other assets	(749)	(325)	2,390
Increase in accounts payable and accrued expenses	2,713	1,338	6,125

Net cash provided by operating activities	45,396	44,249	45,739

Cash flows from investing activities:
Capital improvements	(5,227)	(6,443)	(26,683)
Net (increase) decrease in cash restricted for property improvements	(2,671)	3,578	(1,785)
Proceeds from sale of equity securities—available for sale	0	3,804	1,329
Investment in other assets	0	(228)	(3,240)

Net cash provided by (used in) investing activities	(7,898)	711	(30,379)

Cash flows from financing activities:
Net proceeds related to issuance of Units	19,985	26,088	26,834
Redemptions of Units	(32,074)	(14,743)	(13,142)
Distributions paid to common shareholders	(62,071)	(72,465)	(74,924)
Proceeds from credit facilities	21,320	51,894	0
Net proceeds from (payment of) extinguished line of credit	0	(58,348)	48,090
Proceeds from mortgage debt	60,000	39,000	0
Payments of mortgage	(43,519)	(15,942)	(2,218)
Deferred financing costs	(1,139)	(444)	0

Net cash used in financing activities	(37,498)	(44,960)	(15,360)

Net change in cash and cash equivalents	0	0	0
Cash and cash equivalents, beginning of period	0	0	0

Cash and cash equivalents, end of period	$0	$0	$0

Supplemental information:
Interest paid	$11,601	$8,985	$8,564

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Eight, Inc. (the “Company”) is a Virginia corporation formed to invest in real estate in select metropolitan areas in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company has no foreign operations or assets and as of December 31, 2011, its operations include two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

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

Investment in Hotels and Related Depreciation

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (“ASRG”), a related party 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, 16 years for franchise fees, ten years for major improvements, and three to seven years for furniture and equipment.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount. Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment. As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators. The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that recently opened, were recently renovated or experienced other short-term business disruption. Since the Company’s planned initial hold period for each property is 39 years the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date. If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded. Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

In 2009 and 2010 the Company held equity securities classified as available-for-sale, in accordance with the FASB’s pronouncement for accounting for certain investments in debt and equity securities. Unrealized gains were reported as accumulated other comprehensive income of $2.4 million in 2009. In the first quarter of 2010, the Company sold these equity securities, resulting in a realized gain of $3.0 million which is recorded in Investment income, net on the Company’s consolidated statement of operations.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

For the year ending December 31, 2009, the Company recorded comprehensive income which resulted from the unrealized gain of $2.4 million from its investment in marketable equity securities. For the years ended December 31, 2011 and 2010, the Company recorded no comprehensive income other than net income.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no shares with a dilutive effect for the years ended December 31, 2011, 2010 and 2009. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares.

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of distributions in 2011 of $0.66 per share for tax purposes were 50% ordinary income and 50% return of capital. Distributions in 2010 of $0.77 per share for tax purposes were 42% ordinary income and 58% return of capital. Distributions in 2009 of $0.81 per share for tax purposes were 33% ordinary income and 67% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2011, 2010 and 2009, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $50 million as of December 31, 2011. The net operating loss carry forward will expire beginning in 2027. There are no material differences between the book and tax cost basis of the Company’s assets. As of December 31, 2011, the tax years that remain subject to examination by major tax jurisdictions generally include 2008 to 2011.

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

Note 2

Investment in Hotels

As of December 31, 2011, the Company owned 51 hotels, located in nineteen states, consisting of the following:

Brand	Total by Brand	Number of Rooms
Courtyard	11	1,443
Residence Inn	10	1,067
Hilton Garden Inn	6	717
Hampton Inn	5	549
Homewood Suites	5	536
Fairfield Inn & Suites	3	331
Hampton Inn & Suites	3	298
SpringHill Suites	3	289
TownePlace Suites	3	252
Marriott	1	226
Renaissance	1	202

Total	51	5,910

Investment in hotels consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Land	$87,645	$87,645
Building and Improvements	878,125	873,033
Furniture, Fixtures and Equipment	72,449	72,272
Franchise Fees	2,623	2,623

	1,040,842	1,035,573
Less Accumulated Depreciation	(126,248)	(90,261)

Investment in hotels, net	$914,594	$945,312

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel. All dollar amounts are in thousands.

Location	State	Brand	Manager	Date Acquired	Rooms	Purchase Price
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	$8,000
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
New York	NY	Renaissance	Marriott	1/4/2008	202	99,000
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057

Location	State	Brand	Manager	Date Acquired	Rooms	Purchase Price
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	16,500
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800

					5,910	$950,745

The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its best-efforts offering to pay 2% of the gross purchase price for these hotels, which equals approximately $19.0 million, as a commission to ASRG.

The purchase price of the hotels plus the ASRG commission and other closing costs were allocated to the various components such as land, buildings and improvements, furniture and equipment, and intangible assets based on the fair value of each component. No goodwill was recorded in connection with any of the acquisitions. Generally, the Company does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. However, in conjunction with two hotel acquisitions in 2008, one in New York, New York and one in Savannah, Georgia, amounts were identified and allocated to Intangible liabilities, net in the Company’s Consolidated Balance Sheets. These amounts are being amortized to rental income and land lease expense over the remaining terms of the associated contracts (remaining terms at December 31, 2011 range from 7 - 45 years). The total value of these liabilities was $10.2 million for the New York hotel and $2.4 million for the Savannah, Georgia hotel. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Note 3

Credit Facilities, Mortgage Debt, and Net Gain from Mortgage Debt Restructuring and Extinguishment

In conjunction with the acquisition of 15 hotel properties in 2008, the Company assumed mortgage notes payable, secured by the applicable hotel property. In addition, the Company entered into four mortgage loan agreements, secured by four additional hotel properties, during 2011. Two mortgage loans were extinguished during 2011. The following table summarizes the hotel property, interest rate, maturity date, principal amount assumed or originated, and the outstanding balance as of December 31, 2011 and 2010 for the Company’s mortgage loan obligations. All dollar amounts are in thousands.

Location	Brand	Interest Rate	Maturity or Extinguishment Date	Principal Assumed or Originated	Outstanding Principal Balance as of Dec. 31, 2011	Outstanding Principal Balance as of Dec. 31, 2010
Overland Park, KS	Residence Inn	5.74%	4/1/2015	$7,079	$6,453	$6,638
Westford, MA(2)	Residence Inn	(1)	10/1/2015	7,199	6,844	6,979
Kansas City, MO	Residence Inn	5.74%	11/1/2015	11,645	11,029	11,211
Fayetteville, NC(2)	Residence Inn	5.14%	12/1/2015	7,204	6,864	7,000
Hilton Head, SC	Hilton Garden Inn	6.29%	4/11/2016	6,371	5,898	6,041
Virginia Beach, VA(3)	Courtyard	6.02%	11/11/2016	14,500	14,479	0
Virginia Beach, VA(3)	Courtyard	6.02%	11/11/2016	17,500	17,475	0
Charlottesville, VA(3)	Courtyard	6.02%	11/11/2016	15,500	15,478	0
Carolina Beach, NC(3)	Courtyard	6.02%	11/11/2016	12,500	12,482	0
Winston-Salem, NC	Courtyard	5.94%	12/8/2016	8,000	7,705	7,809
Savannah, GA	Hilton Garden Inn	5.87%	2/1/2017	5,679	5,277	5,403
Greenville, SC	Residence Inn	6.03%	2/8/2017	6,512	6,220	6,308
Birmingham, AL	Homewood Suites	6.03%	2/8/2017	11,815	11,286	11,446
Jacksonville, FL	Homewood Suites	6.03%	2/8/2017	17,159	16,405	16,638
Concord, NC	Hampton Inn	6.10%	3/1/2017	5,143	4,891	4,964
Suffolk, VA	TownePlace Suites	6.03%	7/1/2017	6,630	6,286	6,310
Suffolk, VA	Courtyard	6.03%	7/1/2017	8,644	8,195	8,226
Tampa, FL(5)	TownePlace Suites	6.06%	8/9/2011	8,268	0	8,019
Columbia, SC(5)	Hilton Garden Inn	(4)	12/30/2011	11,576	0	10,784

				$188,924	$163,267	$123,776

(1)

The interest rate on this mortgage is a variable rate based on 1-month LIBOR. An interest rate swap agreement entered into in October 2010, when this loan was refinanced, results in an effective annual fixed interest rate of 5.30%.

(2)	Loan was refinanced in 2010.

(3)	Loan was originated in 2011.

(4)	The interest rate on this mortgage, which was fully paid on December 30, 2011, was a variable rate based on 3-month LIBOR. At date of loan extinguishment, the interest rate was 5.20%.

(5)	Loan was extinguished in 2011.

The Company has a $75 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. The credit facility originated in October 2010 and matures in October 2012. The credit facility, while unsecured, contains a negative pledge agreement that requires approval from the lender to materially change the Company’s investment in six properties including using those six properties as security for additional financing.

The $75 million credit facility agreement has four primary financial covenants, which are: a) tangible net worth must exceed $700 million at the end of each quarter; b) total liabilities to tangible net worth must be below 50% at the end of each quarter; c) the debt service coverage ratio for the trailing twelve months at the end of each quarter must be greater than 1.5; and d) net operating income to debt service and distributions (“payout ratio”) must exceed 80% for the trailing twelve months ended December 31, 2011. The payout ratio covenant increases each quarter until it reaches 100% at June 30, 2012. At June 30, 2011, September 30, 2011 and December 31, 2011, the Company was not in compliance with all financial covenants of the credit facility, and received a lender waiver of applicable covenant conditions. The Company is working towards replacing the credit facility, however if it is not successful or if the Company cannot restructure the covenants or continue to receive a waiver from the lender, the current lender may demand payment and the Company may have to reduce or be unable to make distributions.

In August 2011, the Company and the lender modified the interest rate on the credit facility, and agreed to work further towards restructuring the lending agreement. The new applicable interest rate on the unsecured credit facility is equal to LIBOR (the London Interbank Offered Rate) for a one month term, (0.295% at December 31, 2011) plus 2.25% annually with an interest rate floor of 3.75%. Prior to the loan modification in August 2011, the interest floor rate for the credit facility was 3.50%; the Company also paid a modification and covenant waiver fee to the lender of $250,000 which is included in Interest expense, net in the Company’s Consolidated Statements of Operations. The scheduled maturity of October 2012 for the credit facility agreement remained unchanged. At December 31, 2011, the credit facility had an outstanding principal balance of $53.2 million at an interest rate of 3.75%; the outstanding principal balance had been reduced further to approximately $22.6 million by the end of January 2012 (see further discussion in “Subsequent Events”). At December 31, 2010, the Company’s credit facility had an outstanding principal balance of $51.9 million at an interest rate of 3.50%.

In October 2011, the Company entered into four separate secured loan agreements with a commercial real estate lender. Each loan is secured by one of the following Company hotels: Carolina Beach, North Carolina Courtyard; Charlottesville, Virginia Courtyard; Virginia Beach, Virginia Courtyard North; and Virginia Beach, Virginia Courtyard South. Each loan matures in November 2016, and will amortize based on a 25 year term with a balloon payment due at maturity. Interest is payable monthly on the outstanding balance of each loan at an annual rate of 6.015%. The total proceeds of $60.0 million under the four loan agreements were used to extinguish the Company’s $25.0 million secured term loan due in October 2012, reduce the outstanding balance on the Company’s $75.0 million unsecured line of credit facility, and to pay loan origination and other transaction costs of approximately $1.1 million.

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

In May 2011, the two mortgage loans secured by the Suffolk, Virginia TownePlace Suites and Courtyard were modified and returned to current status; the Company had previously suspended payments due in March 2011 in order to renegotiate terms of the loans with the loan servicer. Under the modified agreements, the Company is required to make monthly interest payments at an annual rate of 5.031%, with no payment of principal until March 1, 2013. During this period, interest will continue to accrue at 6.031%, with the 1% difference accrued and payable at maturity. Certain lender expenses were reimbursed to the lender as part of the restructuring of the two loans and a modification fee of approximately 0.75% of the principal balance of approximately $14 million at date of modification will be due at maturity.

In April 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with Bank of America, N.A. The Loan Agreement provides for a revolving credit facility of $20 million and a maturity date of April 19, 2012. Interest is payable quarterly on the outstanding balance based on an annual rate of LIBOR plus 2.0%. Under the terms and conditions of the Loan Agreement, the Company may make voluntary prepayments in whole or in part, at any time. The Loan Agreement is guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and is secured by assets of Mr. Knight. Mr. Knight will not receive any consideration in exchange for providing this guaranty and security. Proceeds of the loan were used by the Company for general working capital purposes, including the payment of redemptions and distributions. The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement. At December 31, 2011, the Loan Agreement had an outstanding principal balance of $20.0 million, at an interest rate of approximately 2.29%.

In October 2010 the Company entered into a $25 million term loan with its credit facility lender. The loan was secured by two properties and had a maturity date of October 2012. Payments of interest only were due monthly at LIBOR plus 2.25%, with a floor interest rate of 3.50%. The term loan was paid off and extinguished in full in October 2011; the balance of the loan was $25.0 million on December 31, 2010.

The aggregate amounts of principal payable under the Company’s notes payable, for the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

Total
2012	$75,867
2013	3,126
2014	3,377
2015	31,851
2016	69,211
Thereafter	53,048

236,480
Fair Value Adjustment of Assumed Debt	(223)

Total	$236,257

A fair value adjustment was recorded for the assumption of above and below market rate mortgage loans in connection with the Company’s hotel acquisitions. These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method. The effective interest rates on the applicable debt obligations assumed ranged from 5.4% to 6.9% at the date of assumption. The total amortization adjustment resulted in an addition to interest expense of $40,000 for the year ended December 31, 2011, and a reduction to interest expense of $340,000 and $298,000 for the years ended December 31, 2010 and 2009, respectively.

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. Market rates take into consideration general market conditions and maturity. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $236.3 million and $236.7 million. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $200.4 million and $200.5 million.

With the assumption of mortgage loans on purchased hotels and with its originated loans the Company incurred loan origination and modification costs. In 2011 and 2010 in conjunction with its debt origination and refinancing activities, loan origination costs totaled $1,140,000 and $444,000, respectively. All such costs are amortized over the period to maturity of the applicable mortgage loan, or to termination of the applicable mortgage loan or credit agreement, as an addition to interest expense. Amortization of such costs totaled $865,000, $398,000 and $340,000 for the years ended December 31, 2011, 2010 and 2009.

The Company’s Interest expense in its Consolidated Statements of Operations and Comprehensive Income is net of capitalized interest of $0.1 million and $1.4 million for the years ended December 31, 2010 and 2009. Interest capitalized during the year ended December 31, 2011 was not significant. The interest was capitalized in conjunction with hotel renovations.

Note 4

Shareholders’ Equity

The Company concluded its best-efforts offering of Units in April 2008. The Company registered its Units on Registration Statement Form S-11 (File No. 333-140548). The Company began its best-efforts offering (the

“Offering”) of Units, on July 19, 2007, the same day the Registration Statement was declared effective by the Securities and Exchange Commission.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Upon the occurrence of any conversion event, each Series B convertible preferred share may be converted into 24.17104 common shares. In the event that the Company raises additional gross proceeds in a subsequent public offering, each Series B convertible preferred share may be converted into an additional number of common shares based on the additional gross proceeds raised through the date of conversion in a subsequent public offering according to the following formula: (X/50 million) x 1.20568, where X is the additional gross proceeds rounded down to the nearest $50 million.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. The conversion into common shares of the Series B convertible preferred shares will result in dilution of the shareholders’ interests and the termination of the Series A preferred shares.

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. If a conversion event had occurred at December 31, 2011, expense would have ranged from $0 to in excess of $63 million (assumes $11 per Unit fair market value) which represents approximately 5.8 million shares of common stock.

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting distributions to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through December 31, 2011, approximately 8.1 million Units were issued under the plan representing approximately $88.9 million, including 1.8 million Units for $20.0 million in 2011 and 2.4 million Units for $26.1 million in 2010.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As of December 31, 2011, the Company has redeemed approximately 5.7 million Units in the amount of $61.0 million under the program, including 2.9 million Units in the amount of $32.1 million in 2011 and 1.4 million Units in the amount of $14.7 million redeemed in 2010. As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 63% of the amount requested redeemed in the first quarter of 2011, approximately 48% of the amount requested redeemed in the second quarter of 2011, approximately 9% of the amount requested redeemed in the third quarter, and approximately 4% in the fourth quarter of 2011. Prior to 2011, 100% of requested redemptions were redeemed. The following is a summary of Unit redemptions for the year ended December 31, 2011:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests Not Redeemed
January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421
October 2011	17,938,386	727,604	17,210,782

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

In June 2011 the Company’s Board of Directors reduced the annual distribution rate to $0.55 per common share; the previous annual distribution rate was $0.77 per common share. The reduction was effective with the July 2011 distribution; the distribution continues to be paid monthly. A total of $0.66 per common share was distributed during the year ended December 31, 2011, composed of six monthly distributions of $0.064167 per common share and six monthly distributions of $0.045833 per common share, for a total of $62.1 million. The Company’s annual distribution rate was $0.77 per common share for the year ended December 31, 2010, for a total $72.5 million, and was composed of twelve monthly distributions of $0.064167 per common share.

Note 5

Stock Incentive Plans

During 2007, the Company adopted a non-employee directors stock option plan (the “Directors’ Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive the option to purchase Units. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of the minimum offering of 4,761,905 Units. This plan currently relates to the initial public offering of 91,125,541 Units. Therefore, the maximum number of Units authorized under the Directors Plan is currently 1,599,545.

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

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The options expire 10 years from the date of the grant. During 2011, 2010 and 2009, the Company granted options to purchase 75,308, 75,284 and 74,284 Units under the Directors Plan and granted no options under the Incentive Plan. All of the options issued vested at the date of issuance and have an exercise price of $11 per Unit. Activity in the Company’s share option plan during 2011, 2010 and 2009 is summarized in the following table:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Outstanding, beginning of year:	244,468	169,184	94,900
Granted	75,308	75,284	74,284
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	319,776	244,468	169,184

Exercisable, end of year:	319,776	244,468	169,184

The weighted-average exercise price:	$11.00	$11.00	$11.00

The Company records compensation expense related to the issuance of stock options based on a determination of the fair value of options issued. Compensation expense associated with the issuance of stock options was $115,000 in 2011 and $118,000 in both 2010 and 2009.

Note 6

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed): Newport Hospitality Group, Inc. (“Newport”) (9), Larry Blumberg & Associates (“LBA”) (3), Western International (“Western”) (1), Marriott International, Inc. (“Marriott”) (3), White Lodging Services Corporation (“White”) (1), Dimension Development Company (“Dimension”) (4), Inn Ventures, Inc. (“Inn Ventures”) (1), True North Hotel Group, Inc. (“True North”) (7), Intermountain Management, LLC (“Intermountain”) (7), MHH Management, LLC (“McKibbon”) (7) and Crestline Hotels & Resorts, Inc. (“Crestline”) (8). The agreements provide for initial terms ranging from one to thirty years. Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services. Base management fees are calculated as a percentage of gross revenues. Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements. The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied. During the years ended December 31, 2011, 2010 and 2009, the Company incurred approximately $6.8 million, $6.3 million and $6.0 million in management fees.

Newport, LBA, Western, White, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10 to 30 years with certain agreements having options to renew. Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues. During the years ended December 31, 2011, 2010 and 2009 the Company incurred approximately $7.4 million, $7.1 million and $6.8 million in franchise fees.

Note 7

Derivative Instruments

On October 1, 2010, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month U.S. dollar LIBOR, originated upon the refinance of the debt associated with the Westford Residence Inn in Westford, Massachusetts. Under the terms of this interest rate swap, the Company pays a fixed rate interest of 1.80% and receives floating rate interest equal to the one month U.S. dollar LIBOR, effectively fixing the interest at a rate of 5.30%. The notional amount of the interest rate swap agreement amortizes in tandem with the amortization of the underlying mortgage debt, and totaled $6.8 million and $7.0 million as of December 31, 2011 and 2010, respectively. The interest rate swap agreement matures in October 2015.

This derivative is recorded on the Company’s Consolidated Balance Sheets at fair value. At December 31, 2011, a liability of $244,000 is included in Accounts payable and accrued expenses. At December 31, 2010, an asset of $40,000 is included in Other assets, net. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) which is considered a Level 2 measurement within the FASB’s fair value hierarchy. The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. This derivative is not designated as a hedge, and the changes in the fair value are recognized as Interest expense in the Consolidated Statements of Operations and Comprehensive Income. For the year ended December 31, 2011, the change in fair value resulted in an additional $284,000 in interest expense. For the year ended December 31, 2010, the change in fair value for the interest rate swap agreement resulted in a credit, or reduction in interest expense, of $40,000.

Note 8

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the year ended December 31, 2011, there were no changes to the contracts discussed in this section, and no new significant related party transactions other than the loan guarantee as of April 2011 discussed in Note 3. The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.

However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”), a related party, to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions plus certain reimbursable costs. As of December 31, 2011, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels. No fees or expense were incurred by the Company during 2011, 2010 and 2009 under this contract.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. A8A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.0 million for each of the years ended December 31, 2011, 2010 and 2009.

In addition to the fees payable to A8A, the Company reimbursed to A8A or paid directly to AFM on behalf of A8A approximately $1.7 million, $1.8 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. (collectively the “Apple REIT Entities”). Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each Company’s level of business activity and the extent to which each Company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. As part of this arrangement, the day to day transactions may result in amounts due to or from the Apple REIT Entities. To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

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

The Company has a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The

Company’s equity investment was $2.1 million and $2.2 million at December 31, 2011 and 2010. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the year ended December 31, 2011 and 2010, the Company recorded a loss of approximately $188,000 and $840,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in General and administrative expense in the Company’s Consolidated Statements of Operations. Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

In October 2010, Apple REIT Nine, Inc. purchased from the Company’s third party lender a note payable secured by the Columbia, South Carolina Hilton Garden Inn. The purchase of the note by Apple REIT Nine, Inc. had no financial effect on the Company. In December 2011, in accordance with the terms of the note, the note was extinguished by the Company through payment of all principal and interest due.

The Company has incurred legal fees associated with the legal and related matters discussed herein under Legal Proceedings and Related Matters. The Company also incurs other professional fees such as accounting and auditing and reporting. These fees are included in General and administrative expense in the Company’s Consolidated Statements of Operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

Note 9

Commitments

In connection with the acquisition of five hotels, the Company assumed five land leases. The initial terms of the leases range from approximately 15 to 80 years. One of the lease’s rent is adjusted periodically for consumer price index increases. Two of the leases have defined escalations over the life of the lease and straight-line rent is being recorded to reflect the average rent over the life of the leases. The accrued straight line lease liability balance at December 31, 2011 and 2010 was $10.8 million and $8.3 million and is recorded in Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

The aggregate amounts of the estimated lease payments pertaining to all land leases, for the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

Total
2012	$4,029
2013	4,146
2014	4,283
2015	4,406
2016	4,533
Thereafter	211,572

Total	$232,969

Also, the New York, New York and Somerset, New Jersey hotels have leases for retail space. The remaining terms of these leases range from approximately 18 months to eight years and the remaining minimum lease payments to be received are approximately $6.4 million. The aggregate amount of the minimum rentals to be received for the five years subsequent to December 31, 2011 and thereafter are as follows (in thousands):

Total
2012	$1,848
2013	1,384
2014	865
2015	839
2016	551
Thereafter	951

Total	$6,438

Rental income from these leases is recorded in Other revenue in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Note 10

Industry Segments

The Company owns hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York hotel’s revenues, the Company has two reportable segments. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. Dollar amounts are in thousands.

	For the year ended December 31, 2011
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated
Total revenue	$21,631	$169,073	$0	$190,704
Hotel expenses	18,956	110,007	0	128,963
General and administrative expense	0	0	5,302	5,302
Depreciation expense	6,531	29,456	0	35,987

Operating income/(loss)	(3,856)	29,610	(5,302)	20,452
Net gain from mortgage debt restructuring and extinguishment	0	1,093	0	1,093
Investment income, net	0	0	23	23
Interest expense	0	(8,494)	(3,610)	(12,104)

Net income/(loss)	$(3,856)	$22,209	$(8,889)	$9,464

Total assets	$112,526	$820,937	$2,246	$935,709

	For the year ended December 31, 2010
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated
Total revenue	$19,571	$163,051	$0	$182,622
Hotel expenses	17,685	107,777	0	125,462
General and administrative expense	0	0	5,216	5,216
Depreciation expense	6,431	28,548	0	34,979

Operating income/(loss)	(4,545)	26,726	(5,216)	16,965
Investment income, net	0	0	3,076	3,076
Interest expense	0	(7,465)	(1,701)	(9,166)

Net income/(loss)	$(4,545)	$19,261	$(3,841)	$10,875

Total assets	$118,073	$841,987	$2,426	$962,486

Note 11

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The parties agreed to a schedule for answering or otherwise responding to the complaint and that briefing on any motion to dismiss the complaint will be concluded by June 18, 2012. The

Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al. class action lawsuit.

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Companies, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933. The consolidated complaint also asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2011 and 2010.

2011 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$40,317	$51,883	$53,930	$44,574
Net income / (loss)	$(2,109)	$4,774	$7,137	$(338)
Basic and diluted income / (loss) per common share	$(0.02)	$0.05	$0.08	$—
Distributions paid per share	$0.193	$0.193	$0.137	$0.137

2010 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$39,403	$49,274	$51,937	$42,008
Net income / (loss)	$1,389	$4,411	$5,661	$(586)
Basic and diluted income / (loss) per common share	$0.01	$0.05	$0.06	$(0.01)
Distributions paid per share	$0.193	$0.193	$0.193	$0.193

Note 13

Subsequent Events

In January 2012, the Company declared and paid approximately $4.3 million in distributions to its common shareholders, or $0.045833 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $1.0 million were reinvested, resulting in the issuance of approximately 92,000 Units.

In January 2012, under the guidelines of the Company’s Unit Redemption Program, approximately 454,000 Units were redeemed in the amount of $5.0 million. As contemplated in the Program, the Company redeemed Units on a pro-rata basis. This redemption was approximately 2% of the requested redemption amount.

In January 2012, the Company entered into a $40.0 million secured loan agreement with a commercial bank. The term loan is secured jointly by the Company’s Burbank, California Residence Inn and Oceanside, California Residence Inn hotel properties. The loan matures in January 2015 with the option of the Company to extend the maturity for one year. No principal payments are due during the first 12 months of the loan’s term; principal payments of $65,000 per month are due beginning February 2013 through the maturity of the loan. Interest is payable monthly on the outstanding balance of the loan at a variable interest rate equal to 4.25% plus one-month LIBOR. Simultaneous with the loan origination, the Company and the commercial bank entered into an interest rate swap agreement with the same notional amount and principal maturity schedule as the term loan. The interest rate swap agreement effectively provides the Company with payment requirements equal to a 5.25% fixed interest rate on the term loan through the maturity of the loan in January 2015. Total proceeds from the loan agreement were used to reduce the outstanding balance on the Company’s $75.0 million unsecured line of credit facility, and to pay loan origination and other transaction costs of approximately $0.5 million.

In February 2012, the Company declared and paid approximately $4.3 million in distributions to its common shareholders, or $0.045833 per outstanding common share. Under the Company’s Dividend Reinvestment Plan, $1.0 million were reinvested, resulting in the issuance of approximately 90,000 Units.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated by reference herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2012 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2012 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2012 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2012 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2012 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2012 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Eight, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011
(dollars in thousands)

City	State	Brand	Encumbrances	Initial Cost		Subsequently Capitalized	Total Gross Cost(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
				Land	Bldg./ FF&E /Other	Bldg. Imp. & FF&E
Birmingham	AL	Homewood Suites	$11,286	$1,176	$15,917	$326	$17,419	$(1,953)	2005	May-08	3 - 39 yrs.	95
Rogers	AR	Fairfield Inn	—	881	7,394	1,193	9,468	(1,266)	2002	February-08	3 - 39 yrs.	99
Rogers	AR	Residence Inn	—	920	11,187	249	12,356	(1,462)	2003	February-08	3 - 39 yrs.	88
Springdale	AR	Residence Inn	—	447	5,383	1,426	7,256	(1,165)	2001	March-08	3 - 39 yrs.	72
Burbank	CA	Residence Inn	—	4,229	47,200	56	51,485	(5,225)	2007	May-08	3 - 39 yrs.	166
Cypress	CA	Courtyard	—	3,234	28,688	1,373	33,295	(3,585)	1988	April-08	3 - 39 yrs.	180
Oceanside	CA	Residence Inn	—	3,312	25,964	71	29,347	(3,047)	2007	May-08	3 - 39 yrs.	125
Sacramento	CA	Hilton Garden Inn	—	2,544	25,764	2,024	30,332	(3,712)	1999	March-08	3 - 39 yrs.	154
San Jose	CA	Homewood Suites	—	6,523	15,901	1,458	23,882	(2,260)	1991	July-08	3 - 39 yrs.	140
Tulare	CA	Hampton Inn & Suites	—	1,100	9,495	17	10,612	(1,295)	2008	June-08	3 - 39 yrs.	86
Jacksonville	FL	Homewood Suites	16,405	1,546	22,370	617	24,533	(2,658)	2005	June-08	3 - 39 yrs.	119
Sanford	FL	SpringHill Suites	—	933	10,609	391	11,933	(1,353)	2000	March-08	3 - 39 yrs.	105
Tallahassee	FL	Hilton Garden Inn	—	—	13,580	154	13,734	(1,818)	2006	January-08	3 - 39 yrs.	85
Tampa	FL	TownePlace Suites	—	1,307	10,344	330	11,981	(1,282)	1999	June-08	3 - 39 yrs.	95
Port Wentworth	GA	Hampton Inn	—	837	10,288	169	11,294	(1,265)	1997	January-08	3 - 39 yrs.	106
Savannah	GA	Hilton Garden Inn	5,277	—	15,119	741	15,860	(1,891)	2004	July-08	3 - 39 yrs.	105
Overland Park	KS	Fairfield Inn & Suites	—	1,571	10,875	6	12,452	(1,314)	2008	August-08	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	6,453	1,522	14,631	381	16,534	(1,871)	2000	April-08	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	—	939	8,214	778	9,931	(1,125)	1999	March-08	3 - 39 yrs.	102
Wichita	KS	Courtyard	—	1,177	8,013	305	9,495	(1,217)	2000	June-08	3 - 39 yrs.	90
Bowling Green	KY	Hampton Inn	—	1,481	17,890	188	19,559	(2,296)	1989	December-07	3 - 39 yrs.	130
Marlborough	MA	Residence Inn	—	2,112	18,591	188	20,891	(2,498)	2006	January-08	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	—	1,570	14,122	72	15,764	(1,863)	2007	March-08	3 - 39 yrs.	110
Westford	MA	Residence Inn	6,844	906	14,173	1,058	16,137	(2,059)	2000	April-08	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	—	2,440	23,342	60	25,842	(2,986)	2007	January-08	3 - 39 yrs.	126
Kansas City	MO	Residence Inn	11,029	1,178	16,152	2,044	19,374	(2,603)	1968	April-08	3 - 39 yrs.	106
Carolina Beach	NC	Courtyard	12,482	3,244	21,617	1,865	26,726	(2,851)	2003	June-08	3 - 39 yrs.	144
Concord	NC	Hampton Inn	4,891	1,241	8,366	151	9,758	(1,230)	1996	March-08	3 - 39 yrs.	101
Dunn	NC	Hampton Inn	—	545	12,542	294	13,381	(1,787)	2006	January-08	3 - 39 yrs.	120
Fayetteville	NC	Residence Inn	6,864	668	12,570	179	13,417	(1,633)	2006	May-08	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	—	663	7,634	81	8,378	(1,024)	2004	November-07	3 - 39 yrs.	82
Matthews	NC	Hampton Inn	—	636	10,436	593	11,665	(1,641)	1995	January-08	3 - 39 yrs.	92
Wilmington	NC	Fairfield Inn & Suites	—	1,841	13,475	—	15,316	(1,455)	2008	December-08	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	7,705	1,439	12,457	149	14,045	(1,581)	1998	May-08	3 - 39 yrs.	122
Somerset	NJ	Courtyard	—	—	16,504	159	16,663	(2,210)	2001	November-07	3 - 39 yrs.	162
New York	NY	Renaissance	—	—	111,870	21,295	133,165	(23,102)	1916	January-08	3 - 39 yrs.	202
Tulsa	OK	Hampton Inn & Suites	—	899	9,940	50	10,889	(1,521)	2007	December-07	3 - 39 yrs.	102
Columbia	SC	Hilton Garden Inn	—	1,385	20,499	63	21,947	(2,304)	2006	September-08	3 - 39 yrs.	143
Greenville	SC	Residence Inn	6,220	692	8,372	198	9,262	(1,064)	1998	May-08	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	5,898	1,094	13,114	1,533	15,741	(2,090)	2001	May-08	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	—	688	8,211	2,273	11,172	(1,837)	1997	December-07	3 - 39 yrs.	76
Texarkana	TX	Courtyard	—	678	12,656	241	13,575	(1,482)	2003	March-08	3 - 39 yrs.	90
Texarkana	TX	TownePlace Suites	—	615	8,742	311	9,668	(1,317)	2006	March-08	3 - 39 yrs.	85
Charlottesville	VA	Courtyard	15,478	2,312	26,436	221	28,969	(2,820)	2000	June-08	3 - 39 yrs.	137
Chesapeake	VA	Marriott Full Service	—	3,256	36,384	33	39,673	(4,676)	2008	October-08	3 - 39 yrs.	226
Harrisonburg	VA	Courtyard	—	1,684	22,137	237	24,058	(2,723)	1999	November-07	3 - 39 yrs.	125
Suffolk	VA	Courtyard	8,195	968	11,684	14	12,666	(1,512)	2007	July-08	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	6,286	750	9,390	11	10,151	(1,186)	2007	July-08	3 - 39 yrs.	72
VA Beach	VA	Courtyard	14,479	7,203	20,708	394	28,305	(2,265)	1999	June-08	3 - 39 yrs.	141
VA Beach	VA	Courtyard	17,475	9,871	30,988	1,974	42,833	(3,865)	2002	June-08	3 - 39 yrs.	160
Tukwila	WA	Homewood Suites	—	1,388	14,756	2,216	18,360	(2,003)	1991	July-08	3 - 39 yrs.	106
Construction in Progress			—	—	—	293	293	—

			$163,267	$87,645	$902,694	$50,503	$1,040,842	$(126,248)				5,910

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
As of December 31, 2011
(dollars in thousands)

	2011	2010	2009		2011	2010	2009
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$1,035,573	$1,030,055	$1,005,263	Balance as of January 1	$(90,261)	$(55,282)	$(22,377)
Acquisitions	—	83	(389)	Depreciation expense	(35,987)	(34,979)	(32,905)
Improvements	5,269	5,435	25,181

Balance at December 31	$1,040,842	$1,035,573	$1,030,055	Balance at December 31	$(126,248)	$(90,261)	$(55,282)

(1)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT EIGHT, INC.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Date: March 12, 2012
By:	/S/ BRYAN PEERY Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	Date: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ GLADE M. KNIGHT Glade M. Knight, Director	Date: March 12, 2012
By:	/S/ GLENN W. BUNTING, JR. Glenn W. Bunting, Jr., Director	Date: March 12, 2012
By:	/S/ KENT W. COLTON Kent W. Colton, Director	Date: March 12, 2012
By:	/S/ MICHAEL S. WATERS Michael S. Waters, Director	Date: March 12, 2012
By:	/S/ ROBERT M. WILY Robert M. Wily, Director	Date: March 12, 2012

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)
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
32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101

The following materials from Apple REIT Eight, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text (FURNISHED HEREWITH)

*	Denotes Compensation Plan.