Form 10-Q
period 2012-03-31
Apple REIT Eight, Inc.
filed 2012-05-07
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-53175

Apple REIT Eight, Inc.
(Exact name of registrant as specified in its charter)

Virginia	20-8268625
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street	23219
Richmond, Virginia	(Zip Code)
(Address of principal executive offices)

(804) 344-8121
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of registrant’s common shares outstanding as of May 1, 2012: 92,953,137

Index

APPLE REIT EIGHT, INC.
FORM 10-Q
INDEX

Page Number
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

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

Index

PART I.  FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Apple REIT Eight, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Investment in real estate, net of accumulated depreciation of $135,325 and $126,248	$908,925	$914,594
Restricted cash-furniture, fixtures and other escrows	12,805	11,822
Due from third party managers, net	7,465	4,449
Other assets, net	6,505	4,844
TOTAL ASSETS	$935,700	$935,709

LIABILITIES
Credit facilities	$48,100	$73,213
Mortgage debt	202,395	163,044
Accounts payable and accrued expenses	20,866	17,726
Intangible liabilities, net	9,522	9,738
TOTAL LIABILITIES	280,883	263,721

SHAREHOLDERS' EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,321,760 and 93,506,042 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,321,760 and 93,506,042 shares, respectively	924,734	926,759
Distributions greater than net income	(269,941)	(254,795)
TOTAL SHAREHOLDERS' EQUITY	654,817	671,988
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$935,700	$935,709

See notes to consolidated financial statements.

Index

Apple REIT Eight, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011
Revenues:
Room revenue	$40,240	$37,496
Other revenue	2,977	2,821
Total revenue	43,217	40,317

Expenses:
Operating expense	12,225	11,264
Hotel administrative expense	3,918	3,817
Sales and marketing	3,570	3,345
Utilities	1,947	1,980
Repair and maintenance	2,349	2,349
Franchise fees	1,670	1,566
Management fees	1,534	1,397
Taxes, insurance and other	2,387	2,449
Land lease expense	1,600	1,597
General and administrative	1,847	1,134
Depreciation expense	9,077	8,833
Total expenses	42,124	39,731

Operating income	1,093	586
Interest expense, net	(3,411)	(2,695)

Net loss	$(2,318)	$(2,109)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	93,299	94,364

See notes to consolidated financial statements.

Index

Apple REIT Eight, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011

Cash flow from operating activities:
Net loss	$(2,318)	$(2,109)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	9,077	8,833
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	51	(82)
Changes in operating assets and liabilities:
Increase in due from third party managers	(3,016)	(3,348)
Increase in other assets	(987)	(901)
Increase in accounts payable and accrued expenses	2,621	2,331
Net cash provided by operating activities	5,428	4,724

Cash flow from investing activities:
Capital improvements	(2,889)	(569)
Net increase in cash restricted for property improvements	(975)	(754)
Net cash used in investing activities	(3,864)	(1,323)

Cash flow from financing activities:
Net proceeds related to issuance of Units	2,972	6,474
Redemptions of Units	(4,997)	(7,999)
Distributions paid to common shareholders	(12,828)	(18,157)
Proceeds (payments on) extinguished credit facilities	(73,213)	16,810
Net proceeds from current credit facility	48,100	0
Proceeds from mortgage debt	40,000	0
Payments of mortgage debt	(661)	(529)
Deferred financing costs	(937)	0
Net cash used in financing activities	(1,564)	(3,401)

Net change in cash and cash equivalents	0	0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

Apple REIT Eight, Inc.
Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2011 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

2.  General Information and Summary of Significant Accounting Policies

Organization

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company concluded its best efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008. The Company’s fiscal year end is December 31. As of March 31, 2012, the Company owned 51 hotels. The Company has no foreign operations or assets and its operating structure includes two segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2012 or 2011. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

3.  Credit Facilities and Mortgage Debt

In March 2012, the Company entered into a new $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions.  Interest is payable monthly on the outstanding balance based on an annual rate of either one-month LIBOR (the London Inter-Bank Offered Rate) plus 3.0%, or the prime interest rate plus 2.0%, at the Company’s option.  The Company is also required to pay a fee of 0.35% on the average unused balance of the credit facility.  Under the terms and conditions of the credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The credit facility matures in March 2013; however, the Company has the right, upon satisfaction of certain conditions including covenant compliance and payment of an extension fee, to extend the maturity date to March 2014.

Index

At closing in March 2012, the Company borrowed approximately $48 million under the credit facility to pay all outstanding balances and extinguish its previously existing $75 million and $20 million credit facilities, and transaction costs.  At March 31, 2012, the outstanding balance under the credit facility was $48.1 million, and had an interest rate of 3.24%.  Loan origination costs totaled approximately $0.4 million and are being amortized as interest expense through the March 2013 maturity date.  The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreement):

•	Tangible Net Worth must exceed $275 million;

•	Total Debt to Asset Value must not exceed 50%;

•
Distributions, net of proceeds from the Company’s Dividend Reinvestment Program, must not exceed $17 million during any calendar quarter in 2012 (and must not exceed $68 million in any cumulative 12 month period thereafter), and quarterly Distributions will not exceed $0.1375 per share, unless such Distributions are less than total Funds From Operations for the quarter;

•	Loan balance must not exceed 45% of the Unencumbered Asset Value;

•	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

•	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

The Company was in compliance with each of these covenants at March 31, 2012.

In January 2012, the Company entered into a secured mortgage loan agreement with a commercial bank for $40 million.  The loan is jointly secured by the Company’s Burbank, California Residence Inn and Oceanside, California Residence Inn.  Interest is payable monthly on the outstanding balance of the loan at a variable interest rate of one-month LIBOR plus 4.25%.  The loan matures in January 2015 with an option of the Company to extend the maturity for one year.  Interest only is payable for the first year of the loan, with monthly principal payments of $65,000 required beginning in February 2013.  Loan origination costs totaling approximately $0.5 million are being amortized as interest expense through the January 2015 maturity date.

To effectively fix the interest rate on the $40 million variable rate mortgage loan and reduce its exposure to interest rate risk, simultaneous with the closing of the loan the Company entered into an interest rate swap agreement with the same commercial bank.  Under terms of the interest rate swap agreement, the Company pays a monthly fixed interest rate of 1.0% and receives a floating rate of interest equal to the one-month LIBOR, effectively fixing the interest rate of the $40 million loan at 5.25%.  The notional amount of $40 million for the interest rate swap amortizes in tandem with amortization of the loan and matures with the loan agreement in January 2015.  At closing on the loan and swap agreements in January 2012, the Company used the proceeds to reduce the outstanding balance on its prior line of credit facility and to pay transaction costs.

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs. Market rates take into consideration general market conditions and maturity.  As of March 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $250.5 million and $256.7 million. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $236.3 million and $236.7 million.

Index

As of March 31, 2012, the Company had two outstanding interest rate swap agreements that effectively fix the interest rate on two separate variable rate mortgage loans. The notional balances on these agreements totaled $46.8 million as of March 31, 2012.  One agreement originated in October 2010 has a notional balance of $6.8 million, and matures in October 2015.  An additional agreement originated in January 2012 has a notional balance of $40.0 million and matures in January 2015. These derivatives are recorded on the Company’s Consolidated Balance Sheet at a combined net fair value of approximately $147,000 (liability) at March 31, 2012, which is included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet.  At December 31, 2011, the Company’s outstanding interest rate swap agreement was recorded at a fair value of $244,000 (liability) and included in accounts payable and accrued expenses.  The fair value of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash payments (or receipts) which is considered a Level 2 measurement within the ASC’s fair value hierarchy. The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These derivatives are not designated by the Company as hedges, and the changes in the fair value are recorded to interest expense, net in the Consolidated Statements of Operations.  For the three months ended March 31, 2012, the change in fair value resulted in a net reduction of $96,000 to interest expense.  For the three months ended March 31, 2011, the change in fair value resulted in a reduction of $43,000 to interest expense. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.   Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the three months ended March 31, 2012, there were no changes to the contracts discussed in this section, and no new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Eight Advisors, Inc. (“A8A”), pursuant to which A8A provides management services to the Company.  A8A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.25 million for the three month period ended March 31, 2012, and approximately $0.26 million for the three month period ended March 31, 2011.

In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to AFM on behalf of A8A approximately $0.4 million for both the three months ended March 31, 2012 and 2011. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., A8A , Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc., Apple REIT Ten, Inc. and the Company (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

Index

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

The Company has a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are AR6, Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was approximately $2.0 million and $2.1 million at March 31, 2012 and December 31, 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2012 and 2011, the Company recorded a loss of approximately $39,000 and $49,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in General and administrative expense in the Company’s Consolidated Statements of Operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in General and administrative expense in the Company’s Consolidated Statements of Operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

6.  Shareholder’s Equity

Unit Redemption Program

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through March 31, 2012, the Company has redeemed approximately 6.2 million Units representing approximately $66.0 million, including 0.5 million Units in the amount of $5.0 million and 0.7 million Units in the amount of $8.0 million redeemed during the three months ended March 31, 2012 and 2011, respectively.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to 2011, the Company redeemed 100% of redemption requests.  The following is a summary of Unit redemptions during 2011 and the first quarter of 2012:

Index

			Redemption
Redemption	Requested Unit	Units	Requests not
Date	Redemptions	Redeemed	Redeemed
January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421
October 2011	17,938,386	727,604	17,210,782
January 2012	18,910,430	454,405	18,456,025

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first three months of 2012 and 2011, approximately 0.3 million and 0.6 million Units were issued under the plan in each period representing approximately $3.0 million and $6.5 million, respectively.  Since inception of the plan through March 31, 2012, the Company has issued approximately 8.4 million Units representing approximately $91.9 million.

Distributions

For the three months ended March 31, 2012, the Company made distributions of $0.1375 per common share for a total of $12.8 million. For the three months ended March 31, 2011, the Company made distributions of $0.1925 per common share for a total of $18.2 million.  In June 2011 the Company’s Board of Directors reduced the annual distribution rate to $0.55 per common share; the previous annual distribution rate was $0.77 per common share. The reduction was effective with the July 2011 distribution. The distribution continues to be paid monthly.

7.  Industry Segments

The Company has two reportable segments: the New York hotel and all other hotels. The New York hotel is a full service hotel in New York City, New York. The Company’s other hotels are extended-stay and select service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, other than the New York hotel, the other properties have been aggregated into a single operating segment. The Company does not allocate corporate-level accounts to its operating segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the three months ending March 31, 2012 and 2011. Dollar amounts are in thousands.

Index

	For the three months ended March 31, 2012
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$4,653	$38,564	$-	$43,217
Hotel expenses	4,916	26,284	-	31,200
General and administrative expense	-	-	1,847	1,847
Depreciation expense	1,636	7,441	-	9,077
Operating income/(loss)	(1,899)	4,839	(1,847)	1,093
Interest expense, net	-	(2,910)	(501)	(3,411)
Net income/(loss)	$(1,899)	$1,929	$(2,348)	$(2,318)

Total assets	$110,962	$821,973	$2,765	$935,700

	For the three months ended March 31, 2011
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$4,077	$36,240	$-	$40,317
Hotel expenses	4,325	25,439	-	29,764
General and administrative expense	-	-	1,134	1,134
Depreciation expense	1,633	7,200	-	8,833
Operating income/(loss)	(1,881)	3,601	(1,134)	586
Interest expense, net	-	(1,904)	(791)	(2,695)
Net income/(loss)	$(1,881)	$1,697	$(1,925)	$(2,109)

Total assets	$116,580	$840,133	$2,473	$959,186

8.  Legal Proceedings

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

Index

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

9.  Subsequent Events

In April 2012, the Company declared and paid approximately $4.3 million, or $0.045833 per outstanding common share, in distributions to its common shareholders, of which approximately $0.9 million or 86,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 455,000 Units in the amount of $5.0 million.  As contemplated in the Program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 2% of the total 18.4 million requested Units to be redeemed, with approximately 17.9 million requested Units not redeemed.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; the outcome of current and future litigation, regulatory proceedings or inquiries; and competition within the real estate industry.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), was formed and initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company completed its best efforts offering in April 2008. The Company owns 51 hotels within different markets in the United States. The Company is treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotels were acquired on November 9, 2007.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  Beginning in 2011 and continuing through the first quarter of 2012, the hotel industry and the Company’s revenues and operating income have shown improvement from the significant decline in the industry during 2008 through 2010.  Although there is no way to predict future general economic conditions, the Company anticipates mid single digit revenue percentage increases for 2012 as compared to 2011.  In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Index

The following is a summary of the Company’s results for the three month periods ending March 31, 2012 and 2011:

	Three Months Ended March 31,

		Percent of		Percent of	Percent
(in thousands, except statistical data)	2012	Revenue	2011	Revenue	Change

Total revenue	$43,217	100%	$40,317	100%	7%
Hotel operating expenses	27,213	63%	25,718	64%	6%
Taxes, insurance and other expense	2,387	6%	2,449	6%	-3%
Land lease expense	1,600	4%	1,597	4%	-
General and administrative expense	1,847	4%	1,134	3%	63%

Depreciation	9,077		8,833		3%
Interest expense, net	(3,411)		(2,695)		27%

Number of hotels	51		51		-
Average Market Yield(1)	130		129		1%
ADR	$107		$106		1%
Occupancy	69%		66%		5%
RevPAR	$74		$70		6%
Room nights sold(2)	368,863		349,571		6%
Room nights available(3)	534,268		528,768		1%

(1)Calculated from data provided by Smith Travel Research, Inc.® Excludes hotels under renovation during the applicable periods.
(2)Represents the number of room nights sold during the period.
(3)Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

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

Index

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

 Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at March 31, 2012.  All dollar amounts are in thousands.

Index

City	State	Brand	Manager	Acquired	Rooms	Price
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	202	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Charlottesville	VA	Courtyard	Crestline	6/5/2008	137	27,900
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
					5,910	$950,745

Index

Results of Operations

As of March 31, 2012, the Company owned 51 hotels with 5,910 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors, including economic conditions in the United States, as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, hotel revenue in most markets in the United States declined from levels of 2007 and the first half of 2008.  However, economic conditions have shown evidence of improvement in 2011 and the first quarter of 2012.  Although the Company expects continued improvements in 2012, it is not anticipated that revenue and operating income will reach pre-recession levels.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York, New York hotel, the Company has two reportable segments.

Revenues

The Company’s principal source of revenue is hotel room revenue and other related revenue. For the three months ended March 31, 2012 and 2011, the Company had total revenue of $43.2 million and $40.3 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $4.7 million or 11% of total revenue for the first quarter of 2012 and $4.1 million or 10% of total revenue for the first quarter of 2011. For the three months ended March 31, 2012, the hotels achieved combined average occupancy of approximately 69%, ADR of $107 and RevPAR of $74. The New York hotel had average occupancy of 85%, ADR of $236 and RevPAR of $200. For the three months ended March 31, 2011, the hotels achieved combined average occupancy of approximately 66%, ADR of $106 and RevPAR of $70. For the same period, the New York hotel had average occupancy of 77%, ADR of $232 and RevPAR of $179. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

During the first quarter of 2012, the Company experienced an increase in demand as demonstrated by the improvement in average occupancy for its hotels of 5% as compared to the same period of 2011.  In addition, also signifying a stabilizing economy, the Company experienced a modest increase in ADR of 1% for its hotels during the first quarter of 2012 as compared to the first quarter of 2011.  With continued demand and room rate improvement, the Company and industry are forecasting a mid single digit percentage increase in revenue for 2012 as compared to 2011.  While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets.  The Company’s average Market Yield for the first three months of 2012 and 2011 was 130 and 129, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Expenses

For the three months ended March 31, 2012 and 2011, hotel operating expenses totaled $27.2 million or 63% of total revenue (the New York hotel had operating expenses of $3.2 million or 68% of its total revenue for the quarter) and $25.7 million or 64% of total revenue (the New York hotel had operating expenses of $2.7 million or 66% of its total revenue for the quarter).  Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  Overall results for the three months ended March 31, 2012 reflect the impact of increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs.  The increase at the New York hotel is due to union contract increases for salaries and benefits and a scheduled hotel management contract fee increase.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies.  Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue as aggressively as possible while maintaining quality and service levels at each property.

Index

Taxes, insurance, and other expense for the three months ended March 31, 2012 and 2011 totaled $2.4 million, or 6% of total revenues, for both respective periods (of which approximately $290,000 and $147,000 related to the New York hotel, for each respective period).  Overall, the Company’s real estate tax expense was lower in the first quarter of 2012 versus the same period of 2011, due to successful appeals of tax assessments at some locations.  These decreases were partially offset by higher insurance expense during the comparable first quarter periods, reflecting 2012 insurance rate increases due to property and casualty carriers’ losses world-wide in the past year.  The Company anticipates experiencing higher real estate tax rates during 2012 due to upward reassessments of property values by localities resulting from the improved economy.  The New York hotel had higher real estate tax expense due to tax incentives that declined and will continue to decline over time.

Land lease expense was $1.6 million for both three month periods ended March 31, 2012 and 2011.  This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the New York hotel was $1.5 million for both the first quarter of 2012 and 2011.

General and administrative expense for the three months ended March 31, 2012 and 2011 was $1.8 million and $1.1 million.  The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of loss from its investment in Apple Air Holding LLC, and reporting expenses.  During the three months ended March 31, 2012 and 2011, the Company incurred approximately $0.5 million and $0.1 million, respectively in legal costs, an increase over prior year due to the legal matters discussed herein and continued costs related to responding to Securities and Exchange Commission inquiries.  The Company anticipates it will continue to incur significant legal costs for at least the remainder of 2012.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc.  Total costs incurred during the three months ended March 31, 2012 were approximately $0.3 million.  The Company will continue to incur these costs during 2012 if a transaction is pursued.

Depreciation expense was $9.1 million for the first quarter of 2012 and $8.8 million for the first quarter of 2011. These expenses include $1.6 million in each quarter for the New York hotel.  Depreciation expense represents expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.  The increase is a result of capital improvements made by the Company during 2011 and the first three months of 2012.

Interest expense, net for the first quarter of 2012 and 2011 was $3.4 million and $2.7 million.  Interest expense for both periods primarily represents interest incurred on mortgage loans and the Company’s credit facilities and a term loan outstanding during the applicable period.  The increase in interest expense from 2011 to 2012 reflects both higher loan balances outstanding during the first quarter of 2012, and higher average interest rates on the Company’s total indebtedness.  During the first quarter of 2012 the Company extinguished two previous credit facilities with proceeds from a newly originated $40.0 million mortgage loan (secured by two hotel properties) and $60.0 million revolving credit facility.  The two extinguished credit facilities, both of which were due to mature in 2012, had a combined effective interest rate that was lower than the combined effective interest rates of the Company’s mortgage loan and credit facility originated in the first quarter of 2012.

Liquidity and Capital Resources

In March 2012, the Company entered into a new $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions.  Interest is payable monthly on the outstanding balance based on an annual rate of either one-month LIBOR (the London Inter-Bank Offered Rate) plus 3.0%, or the prime interest rate plus 2.0%, at the Company’s option.  The Company is also required to pay a fee of 0.35% on the average unused balance of the credit facility.  Under the terms and conditions of the credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The credit facility matures in March 2013; however, the Company has the right, upon satisfaction of certain conditions including covenant compliance and payment of an extension fee, to extend the maturity date to March 2014.  With the availability of the credit facility, the Company maintains little cash on hand,  accessing the line as necessary.  As a result, cash on hand was $0 at March 31, 2012.

Index

At closing in March 2012, the Company borrowed approximately $48 million under the credit facility to pay all outstanding balances and extinguish its previously existing $75 million and $20 million credit facilities, and transaction costs.  At March 31, 2012, the outstanding balance under the credit facility was $48.1 million, and had an interest rate of 3.24%.  Loan origination costs totaled approximately $0.4 million are being amortized as interest expense through the March 2013 maturity date.  The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreement):

•	Tangible Net Worth must exceed $275 million;

•	Total Debt to Asset Value must not exceed 50%;

•
Distributions, net of proceeds from the Company’s Dividend Reinvestment Program, must not exceed $17 million during any calendar quarter in 2012 (and must not exceed $68 million in any cumulative 12 month period thereafter), and quarterly Distributions will not exceed $0.1375 per share, unless such Distributions are less than total Funds From Operations for the quarter;

•	Loan balance must not exceed 45% of the Unencumbered Asset Value;

•	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

•	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

The Company was in compliance with each of these covenants at March 31, 2012.

In January 2012, the Company entered into a secured mortgage loan agreement with a commercial bank for $40 million.  The loan is jointly secured by the Company’s Burbank, California Residence Inn and Oceanside, California Residence Inn.  Interest is payable monthly on the outstanding balance of the loan at a variable interest rate of one-month LIBOR plus 4.25%.  The loan matures in January 2015 with an option of the Company to extend the maturity for one year.  Interest only is payable for the first year of the loan, with monthly principal payments of $65,000 required beginning in February 2013.  Loan origination costs totaling approximately $0.5 million are being amortized as interest expense through the January 2015 maturity date.

To effectively fix the interest rate on the $40 million variable rate mortgage loan and reduce its exposure to interest rate risk, simultaneous with the closing of the loan the Company entered into an interest rate swap agreement with the same commercial bank.  Under terms of the interest rate swap agreement, the Company pays a monthly fixed interest rate of 1.0% and receives a floating rate of interest equal to the one-month LIBOR, effectively fixing the interest rate of the $40 million loan at 5.25%.  The notional amount of $40 million for the interest rate swap amortizes in tandem with amortization of the loan and matures with the loan agreement in January 2015.  At closing on the loan and swap agreements in January 2012, the Company used the proceeds to reduce the outstanding balance on its prior line of credit facility and to pay transaction costs.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions in the first three months of 2012 totaled $12.8 million, and were paid monthly at a rate of $0.045833. For the same three month period, the Company’s cash generated from operations was approximately $5.4 million. This shortfall includes a return of capital and was funded primarily by additional borrowings by the Company.  In June 2011, the Company’s Board of Directors approved the reduction in the annual distribution rate from $0.77 to $0.55 per common share; distributions during the first three months of 2011 were paid monthly at a rate of $0.064167. The Company intends to continue paying distributions on a monthly basis. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate of $0.045833 per common share. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make further adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

Index

The Company anticipates that cash flow from operations and available credit facilities will be adequate to meet its anticipated liquidity requirements in 2012, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), planned Unit redemptions, capital expenditures and debt service in 2012. Although reduced in July 2011, the Company’s goal is to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company has and will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions further to required levels. If the Company were unable to extend maturing debt or enter into new borrowing agreements, or if it were to default on its debt, it may be unable to make distributions.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repairs, replacements and refurbishments and to maintain the Company’s hotels in a competitive position. As of March 31, 2012, the Company held $11.1 million in reserve for capital expenditures. Total capital expenditures in the first three months of 2012 were approximately $2.9 million. Total capital expenditures over the next twelve months are anticipated to be in the range of $10 to $12 million.  The Company does not currently have any existing or planned projects for new development.

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through March 31, 2012, the Company has redeemed approximately 6.2 million Units representing approximately $66.0 million, including 0.5 million Units in the amount of $5.0 million and 0.7 million Units in the amount of $8.0 million redeemed during the three months ended March 31, 2012 and 2011, respectively.   As contemplated by the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to 2011, 100% of requested redemptions were redeemed.  The following is a summary of Unit redemptions during 2011 and the first quarter of 2012:

			Redemption
Redemption	Requested Unit	Units	Requests not
Date	Redemptions	Redeemed	Redeemed
January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421
October 2011	17,938,386	727,604	17,210,782
January 2012	18,910,430	454,405	18,456,025

Index

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.  Currently, the Company plans to redeem under its Unit Redemption Program approximately 2% of weighted average units during 2012.

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the first three months of 2012 and 2011, approximately 0.3 million and 0.6 million Units were issued under the plan in each period representing approximately $3.0 million and $6.5 million, respectively.  Since inception of the plan through March 31, 2012, the Company has issued approximately 8.4 million Units representing approximately $91.9 million.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the three months ended March 31, 2012, there were no changes to the contracts discussed in this section, and no new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Eight Advisors, Inc. (“A8A”), pursuant to which A8A provides management services to the Company.  A8A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.25 million for the three month period ended March 31, 2012, and approximately $0.26 million for the three month period ended March 31, 2011.

In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to AFM on behalf of A8A approximately $0.4 million for both the three months ended March 31, 2012 and 2011. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., A8A, Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc., Apple REIT Ten, Inc. and the Company (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

Index

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

The Company has a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are AR6, Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was $2.0 million and $2.1 million at March 31, 2012 and December 31, 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three months ended March 31, 2012 and 2011, the Company recorded a loss of approximately $39,000 and $49,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in General and administrative expense in the Company’s Consolidated Statements of Operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in General and administrative expense in the Company’s Consolidated Statements of Operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company therefore management allocates these costs across the companies that benefit from the services.

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

Index

Subsequent Events

In April 2012, the Company declared and paid approximately $4.3 million, or $0.045833 per outstanding common share, in distributions to its common shareholders, of which approximately $0.9 million or 86,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 455,000 Units in the amount of $5.0 million.  As contemplated in the Program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 2% of the total 18.4 million requested Units to be redeemed, with approximately 17.9 million requested Units not redeemed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

With the exception of two interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company entered into an interest rate swap in October 2010, with a notional amount at March 31, 2012 of $6.8 million, and based on the London InterBank Offered Rate (“LIBOR”), to increase stability and manage interest rate fluctuations related to interest expense on a variable rate loan. Additionally, the Company entered into an interest rate swap in January 2012, with a notional amount at March 31, 2012 of $40.0 million and based on LIBOR, to increase stability and manage interest rate fluctuations related to a newly originated variable rate loan.  Neither swap is designated as a hedge, therefore the changes in the fair market values of each swap transaction are recorded in earnings. The Company recognized a net gain of $96,000 in the first three months of 2012 from the combined changes in fair value of the two derivatives.

As of March 31, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility and due to its variable interest rate term loans. The Company had an outstanding balance of $48.1 million on its $60.0 million credit facility at March 31, 2012, and to the extent it utilizes the credit facility, the Company will be exposed to changes in short-term interest rates. Additionally, the outstanding balance of the Company’s variable rate term loans was $46.8 million at March 31, 2012. Based on these outstanding balances at March 31, 2012, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by approximately $949,000, with all other factors remaining the same. The Company’s non-restricted cash balance at March 31, 2012 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint.  As noted above, the briefing for any motion to dismiss is expected to be concluded by June 18, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unit Redemption Program

The Company has instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011 and the first quarter of 2012, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Index

Since inception of the program through March 31, 2012, the Company has redeemed approximately 6.2 million Units representing $66.0 million.  During the three months ended March 31, 2012, the Company redeemed approximately 454,000 Units in the amount of $5.0 million.  As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 63% of the amount requested redeemed in the first quarter of 2011, approximately 48% of the amount requested redeemed in the second quarter of 2011, approximately 9% of the amount requested redeemed in the third quarter of 2011, and approximately 4% of the amount requested redeemed in the fourth quarter of 2011.  Approximately 2% of the amount requested was redeemed in January 2012 (the last scheduled redemption date during the three months ended March 31, 2012), leaving approximately 18.5 million Units requested but not redeemed.  Prior to 2011, the Company had redeemed 100% of redemption requests.  The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facility and asset sales from which it can make redemptions.  See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the first quarter of 2012 (no redemptions occurred in February and March of 2012):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2012	454,405	$11.00	454,405		(1)

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

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1
Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

101
The following materials from Apple REIT Eight, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 7, 2012
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 7, 2012
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index