Form 10-Q
period 2012-06-30
Apple REIT Eight, Inc.
filed 2012-08-13
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-53175

Apple REIT Eight, Inc.
(Exact name of registrant as specified in its charter)

Virginia	20-8268625
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

814 East Main Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

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

Number of registrant’s common shares outstanding as of August 1, 2012: 92,840,943

Index

APPLE REIT EIGHT, INC.
FORM 10-Q

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Apple REIT Eight, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Investment in real estate, net of accumulated depreciation of $144,574 and $126,248, respectively	$903,894	$914,594
Restricted cash-furniture, fixtures and other escrows	13,583	11,822
Due from third party managers, net	9,999	4,449
Other assets, net	5,762	4,844
TOTAL ASSETS	$933,238	$935,709

LIABILITIES
Credit facilities	$56,500	$73,213
Mortgage debt	201,321	163,044
Accounts payable and accrued expenses	21,536	17,726
Intangible liabilities, net	9,306	9,738
TOTAL LIABILITIES	288,663	263,721

SHAREHOLDERS' EQUITY

Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,121,977 and 93,506,042 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 93,121,977 and 93,506,042 shares, respectively	922,688	926,759
Distributions greater than net income	(278,137)	(254,795)
TOTAL SHAREHOLDERS' EQUITY	644,575	671,988
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$933,238	$935,709

See notes to consolidated financial statements.

Index

Apple REIT Eight, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Room revenue	$49,984	$48,389	$90,224	$85,885
Other revenue	3,647	3,494	6,624	6,315
Total revenue	53,631	51,883	96,848	92,200

Expenses:
Operating expense	13,630	12,835	25,855	24,099
Hotel administrative expense	4,145	4,143	8,063	7,960
Sales and marketing	4,032	3,913	7,602	7,258
Utilities	1,981	2,011	3,928	3,991
Repair and maintenance	2,587	2,447	4,936	4,796
Franchise fees	2,124	2,049	3,794	3,615
Management fees	1,895	1,829	3,429	3,226
Taxes, insurance and other	2,495	2,340	4,882	4,789
Land lease expense	1,603	1,597	3,203	3,194
General and administrative	1,655	1,405	3,502	2,539
Depreciation expense	9,249	9,196	18,326	18,029
Total expenses	45,396	43,765	87,520	83,496

Operating income	8,235	8,118	9,328	8,704

Interest expense, net	(3,629)	(3,344)	(7,040)	(6,039)

Net income	$4,606	$4,774	$2,288	$2,665

Basic and diluted net income per common share	$0.05	$0.05	$0.02	$0.03

Weighted average common shares outstanding - basic and diluted	93,105	94,196	93,202	94,280

See notes to consolidated financial statements.

Index

Apple REIT Eight, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2012	2011

Cash flow from operating activities:
Net income	$2,288	$2,665
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,326	18,029
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	322	(27)
Changes in operating assets and liabilities:
Increase in due from third party managers	(5,550)	(5,199)
Increase in other assets	(567)	(893)
Increase in accounts payable and accrued expenses	2,731	3,764
Net cash provided by operating activities	17,550	18,339

Cash flow from investing activities:
Capital improvements	(7,064)	(1,500)
Net increase in cash restricted for property improvements	(1,677)	(863)
Net cash used in investing activities	(8,741)	(2,363)

Cash flow from financing activities:
Net proceeds related to issuance of Units	5,775	12,935
Redemptions of Units	(9,991)	(15,999)
Distributions paid to common shareholders	(25,630)	(36,288)
Proceeds (payments on) extinguished credit facilities	(73,213)	24,435
Net proceeds from current credit facility	56,500	0
Proceeds from mortgage debt	40,000	0
Payments of mortgage debt	(1,307)	(941)
Deferred financing costs	(943)	(38)
Net cash used in financing activities	(8,809)	(15,896)

Net change in cash and cash equivalents	0	80

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$0	$80

See notes to consolidated financial statements.

Index

Apple REIT Eight, Inc.

Notes to Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company concluded its best efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes two reportable segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. As of June 30, 2012, the Company owned 51 hotels located in 19 states with an aggregate of 5,912 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2011 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2012.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three or six months ended June 30, 2012 or 2011. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2.  Credit Facilities and Mortgage Debt

In March 2012, the Company entered into a new $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions.  Interest is payable monthly on the outstanding balance based on an annual rate of either one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus 3.0%, or the prime interest rate plus 2.0%, at the Company’s option.  The Company is also required to pay a fee of 0.35% on the average unused balance of the credit facility.  Under the terms and conditions of the credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The credit facility matures in March 2013; however, the Company has the right, upon satisfaction of certain conditions including covenant compliance and payment of an extension fee, to extend the maturity date to March 2014.

At closing in March 2012, the Company borrowed approximately $48 million under the credit facility to pay all outstanding balances and extinguish its previously existing $75 million and $20 million credit facilities, and transaction costs.  At June 30, 2012, the outstanding balance under the credit facility was $56.5 million, and had an interest rate of approximately 3.24%.  Loan origination costs totaling approximately $0.4 million are being amortized as interest expense through the March 2013 maturity date.  The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreement):

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

The Company was in compliance with each of these covenants at June 30, 2012.

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

To effectively fix the interest rate on the $40 million variable rate mortgage loan and reduce the Company’s exposure to interest rate risk, simultaneous with the closing of the loan the Company entered into an interest rate swap agreement with the same commercial bank.  Under terms of the interest rate swap agreement, the Company pays a monthly fixed interest rate of 1.0% and receives a floating rate of interest equal to the one-month LIBOR, effectively fixing the interest rate of the $40 million loan at 5.25%.  The notional amount of $40 million for the interest rate swap amortizes in tandem with the amortization of the loan and matures with the loan agreement in January 2015.  At closing on the loan and swap agreements in January 2012, the Company used the proceeds to reduce the outstanding balance on its prior credit facility and to pay transaction costs.

Index

3.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs. Market rates take into consideration general market conditions and maturity.  As of June 30, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $257.8 million and $264.0 million. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $236.3 million and $236.7 million.

As of June 30, 2012, the Company had two outstanding interest rate swap agreements that effectively fix the interest rate on two separate variable rate mortgage loans. The notional balances on these agreements totaled $46.8 million as of June 30, 2012.  One agreement originated in October 2010 has a notional balance of $6.8 million, and matures in October 2015.  An additional agreement originated in January 2012 has a notional balance of $40.0 million and matures in January 2015. These derivatives are recorded on the Company’s consolidated balance sheet at a combined net fair value of approximately $818,000 (liability) at June 30, 2012, which is included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  At December 31, 2011, the Company’s outstanding interest rate swap agreement was recorded at a fair value of $244,000 (liability) and included in accounts payable and accrued expenses.  The fair value of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash payments (or receipts) which is considered a Level 2 measurement within the Accounting Standards Codification’s fair value hierarchy. The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These derivatives are not designated by the Company as hedges, and the changes in the fair value are recorded to interest expense, net in the consolidated statements of operations.  For the three months and six months ended June 30, 2012, the change in fair value resulted in a net increase of approximately $153,000 and $57,000, respectively, to interest expense, net.  For the three and six months ended June 30, 2011, the change in fair value resulted in a net increase of approximately $141,000 and $98,000, respectively, to interest expense, net.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

4.   Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the six months ended June 30, 2012, there were no changes to the contracts discussed in this section, and no new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Eight Advisors, Inc. (“A8A”), pursuant to which A8A provides management services to the Company.  A8A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.5 million for both of the six month periods ended June 30, 2012 and 2011.  At June 30, 2012, $0.3 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

Index

In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to AFM on behalf of A8A approximately $0.9 million for both of the six month periods ended June 30, 2012 and 2011. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

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

Included in other assets, net in the Company’s consolidated balance sheet, is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was approximately $2.0 million and $2.1 million at June 30, 2012 and December 31, 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2012 and 2011, the Company recorded a loss of approximately $95,000 and $90,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.

Index

5.  Shareholder’s Equity

Unit Redemption Program

In October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through June 30, 2012, the Company has redeemed approximately 6.6 million Units representing approximately $71.0 million, including 0.9 million Units in the amount of $10.0 million and 1.5 million Units in the amount of $16.0 million redeemed during the six months ended June 30, 2012 and 2011, respectively.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to 2011, the Company redeemed 100% of redemption requests.  The following is a summary of Unit redemptions during 2011 and the first six months of 2012:

			Redemption
Redemption	Requested Unit	Units	Requests not
Date	Redemptions	Redeemed	Redeemed
January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421
October 2011	17,938,386	727,604	17,210,782
January 2012	18,910,430	454,405	18,456,025
April 2012	18,397,381	454,638	17,942,743

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the six months ended June 30, 2012 and 2011, approximately 0.5 million and 1.2 million Units were issued under the plan representing approximately $5.8 million and $12.9 million, respectively.  Since inception of the plan through June 30, 2012, the Company has issued approximately 8.6 million Units representing approximately $94.7 million.

Distributions

For the three months ended June 30, 2012, the Company made distributions of $0.1375 per common share for a total of $12.8 million. For the six months ended June 30, 2012, the Company made distributions of $0.2750 per common share for a total of $25.6 million.  For the three months ended June 30, 2011, the Company made distributions of $0.1925 per common share for a total of $18.1 million.  For the six months ended June 30, 2011, the Company made distributions of $0.3850 per common share for a total of $36.3 million.  In June 2011 the Company’s Board of Directors reduced the annual distribution rate to $0.55 per common share; the previous annual distribution rate was $0.77 per common share. The reduction was effective with the July 2011 distribution. The distribution continues to be paid monthly.

Index

6.  Industry Segments

The Company has two reportable segments: the New York hotel and all other hotels. The New York hotel is a full service hotel in New York City, New York. The Company’s other hotels are extended-stay and select service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, other than the New York hotel, the other properties have been aggregated into a single reportable segment. The Company does not allocate corporate-level accounts to its reportable segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the three and six months ended June 30, 2012 and 2011. Dollar amounts are in thousands.

	For the three months ended June 30, 2012
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$5,960	$47,671	$0	$53,631
Hotel expenses	5,186	29,306	0	34,492
General and administrative expense	0	0	1,655	1,655
Depreciation expense	1,655	7,594	0	9,249
Operating income/(loss)	(881)	10,771	(1,655)	8,235
Interest expense, net	0	(3,072)	(557)	(3,629)
Net income/(loss)	$(881)	$7,699	$(2,212)	$4,606

Total assets	$109,602	$821,168	$2,468	$933,238

	For the six months ended June 30, 2012
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$10,613	$86,235	$0	$96,848
Hotel expenses	10,102	55,590	0	65,692
General and administrative expense	0	0	3,502	3,502
Depreciation expense	3,291	15,035	0	18,326
Operating income/(loss)	(2,780)	15,610	(3,502)	9,328
Interest expense, net	0	(5,982)	(1,058)	(7,040)
Net income/(loss)	$(2,780)	$9,628	$(4,560)	$2,288

Total assets	$109,602	$821,168	$2,468	$933,238

Index

	For the three months ended June 30, 2011
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$5,481	$46,402	$0	$51,883
Hotel expenses	4,536	28,628	0	33,164
General and administrative expense	0	0	1,405	1,405
Depreciation expense	1,636	7,560	0	9,196
Operating income/(loss)	(691)	10,214	(1,405)	8,118
Interest expense	0	(2,466)	(878)	(3,344)
Net income/(loss)	$(691)	$7,748	$(2,283)	$4,774

Total assets	$115,287	$835,248	$2,441	$952,976

	For the six months ended June 30, 2011
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$9,558	$82,642	$0	$92,200
Hotel expenses	8,861	54,067	0	62,928
General and administrative expense	0	0	2,539	2,539
Depreciation expense	3,269	14,760	0	18,029
Operating income/(loss)	(2,572)	13,815	(2,539)	8,704
Interest expense	0	(4,370)	(1,669)	(6,039)
Net income/(loss)	$(2,572)	$9,445	$(4,208)	$2,665

Total assets	$115,287	$835,248	$2,441	$952,976

7.  Legal Proceedings

The term the “Apple REIT Companies” means Apple REIT Eight, Inc. (the “Company”), Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in all three of the above mentioned class action lawsuits.

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. The briefing period for any motion to dismiss was completed on July 13, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

8.  Subsequent Events

In July 2012, the Company declared and paid approximately $4.3 million, or $0.045833 per outstanding common share, in distributions to its common shareholders, of which approximately $0.9 million or 82,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In July 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 363,000 Units in the amount of $4.0 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 2% of the total 18.6 million requested Units to be redeemed, with approximately 18.2 million requested Units not redeemed.

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

Overview

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States. The Company was initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008.  The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes.  As of June 30, 2012, the Company owned 51 hotels within different markets in the United States.  The Company’s first hotels were acquired on November 9, 2007.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  Beginning in 2011 and continuing through the first six months of 2012, the hotel industry and the Company’s revenues and operating income have shown improvement from the significant decline in the industry during 2008 through 2010.  Although there is no way to predict future general economic conditions, the Company anticipates mid single digit revenue percentage increases for 2012 as compared to 2011.  In evaluating financial condition and operating performance, the most important indicators on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and market yield which compares an individual hotel’s results to others in its local market, and expenses, such as hotel operating expenses, general and administrative and other expenses described below.

Index

The following is a summary of the Company’s results:

	Three months ended June 30,					Six months ended June 30,
		Percent of		Percent of	Percent		Percent of		Percent of	Percent
(in thousands, except statistical data)	2012	Revenue	2011	Revenue	Change	2012	Revenue	2011	Revenue	Change

Total revenue	$53,631	100%	$51,883	100%	3%	$96,848	100%	$92,200	100%	5%
Hotel operating expenses	30,394	57%	29,227	56%	4%	57,607	59%	54,945	60%	5%
Taxes, insurance and other expense	2,495	5%	2,340	5%	7%	4,882	5%	4,789	5%	2%
Land lease expense	1,603	3%	1,597	3%	0%	3,203	3%	3,194	3%	0%
General and administrative expense	1,655	3%	1,405	3%	18%	3,502	4%	2,539	3%	38%

Depreciation	9,249		9,196		1%	18,326		18,029		2%
Interest expense, net	3,629		3,344		9%	7,040		6,039		17%

Number of hotels	51		51		0%	51		51		0%
Average Market Yield(1)	125		128		-2%	127		129		-2%
ADR	$118		$114		4%	$113		$110		3%
Occupancy	78%		78%		0%	74%		72%		3%
RevPAR	$92		$89		3%	$83		$80		4%
Room nights sold (2)	418,466		417,613		0%	787,329		767,184		3%
Room nights available (3)	534,330		534,241		0%	1,068,598		1,063,009		1%

(1)Calculated from data provided by Smith Travel Research, Inc.®. Excludes hotels under renovation during the applicable periods.
(2)Represents the number of room nights sold during the period.
(3)Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Legal Proceedings

The term the “Apple REIT Companies” means Apple REIT Eight, Inc. (the “Company”), Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in all three of the above mentioned class action lawsuits.

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

Index

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. The briefing period for any motion to dismiss was completed on July 13, 2012.

The Company believes that any claims against it, its officers and directors and other Apple entities are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

 Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at June 30, 2012.  All dollar amounts are in thousands.

						Gross
				Date		Purchase
City	State	Brand	Manager	Acquired	Rooms	Price
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	202	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Charlottesville	VA	Courtyard	Crestline	6/5/2008	139	27,900
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
Total					5,912	$950,745

Index

Results of Operations

As of June 30, 2012, the Company owned 51 hotels with 5,912 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors including economic conditions in the United States as well as each locality. During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel. As a result, hotel revenue in most markets in the United States declined from levels of 2007 and the first half of 2008.  However, economic conditions have shown evidence of improvement in 2011 and the first six months of 2012.  Although the Company expects continued improvements in 2012, it is not anticipated that revenue and operating income will reach pre-recession levels in 2012.  The Company’s hotels in general have shown results consistent with industry and brand averages for the period of ownership.

The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York, New York hotel, the Company has two reportable segments.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended June 30, 2012 and 2011, the Company had total revenue of $53.6 million and $51.9 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $6.0 million or 11% of total revenue for the second quarter of 2012 and $5.5 million or 11% of total revenue for the second quarter of 2011.  For the three months ended June 30, 2012, the hotels achieved combined average occupancy of approximately 78%, ADR of $118 and RevPAR of $92. The New York hotel had average occupancy of 88%, ADR of $302 and RevPAR of $267. For the three months ended June 30, 2011, the hotels achieved combined average occupancy of approximately 78%, ADR of $114 and RevPAR of $89. For the same period, the New York hotel had average occupancy of 85%, ADR of $292 and RevPAR of $247. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

For the six months ended June 30, 2012 and 2011, the Company had total revenue of $96.8 million and $92.2 million.  Revenue for the New York hotel was $10.6 million or 11% of total revenue for the first half of 2012 and $9.6 million or 10% of total revenue for the first half of 2011.  For the six months ended June 30, 2012, the hotels achieved combined average occupancy of approximately 74%, ADR of $113 and RevPAR of $83.  The New York hotel had average occupancy of 87%, ADR of $270 and RevPAR of $234.  For the six months ended June 30, 2011, the hotels achieved combined average occupancy of approximately 72%, ADR of $110 and RevPAR of $80.  For the same period, the New York hotel had average occupancy of 81%, ADR of $264 and RevPAR of $213.

During the first six months of 2012, the Company experienced an increase in demand as demonstrated by the improvement in average occupancy for its hotels of 3% as compared to the same period of 2011.  In addition, also signifying a stabilizing economy, the Company experienced a modest increase in ADR of 3% for its hotels during the first six months of 2012 as compared to the first six months of 2011.  During the second quarter of 2012, the Company’s revenue growth and occupancy was impacted by approximately 6,200 rooms out of service (year to date 10,700 rooms out of service) for renovations, resulting in below industry average growth for the quarter. With stable to improving demand, and continued room rate improvement, the Company and industry are forecasting a mid single digit percentage increase in revenue for 2012 as compared to 2011.  While reflecting the impact of post-recessionary levels of single-digit growth in national economic activity, the Company’s hotels also continue to be leaders in their respective markets.  The Company’s average Market Yield for the first six months of 2012 and 2011 was 127 and 129, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Index

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended June 30, 2012 and 2011, hotel operating expenses totaled $30.4 million or 57% of total revenue (the New York hotel had operating expenses of $3.4 million or 57% of its total revenue for the quarter) and $29.2 million or 56% of total revenue (the New York hotel had operating expenses of $2.9 million or 53% of its total revenue for the quarter).  For the six months ended June 30, 2012 and 2011, hotel operating expenses totaled $57.6 million or 59% of total revenue (the New York hotel had operating expenses of $6.6 million or 62% of its total revenue for the period) and $54.9 million or 60% of total revenue (the New York hotel had operating expenses of $5.6 million or 59% of its total revenue for the period).  Overall results for the six months ended June 30, 2012 reflect the impact of increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs.  The increase at the New York hotel is primarily due to union contract increases for salaries and benefits and a scheduled hotel management contract fee increase.  The Company’s operating expenses were also impacted by the hotel renovations during the first six months of 2012.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies.  Although operating expenses will increase as occupancy and revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expense for the three months ended June 30, 2012 and 2011 totaled $2.5 million and $2.3 million, or 5% of total revenues for both respective periods (of which approximately $264,000 and $143,000 related to the New York hotel, for each respective period).  Taxes, insurance, and other expense for the six months ended June 30, 2012 and 2011 totaled $4.9 million and $4.8 million, also representing 5% of total revenues for both respective periods (of which approximately $554,000 and $290,000 related to the New York hotel, for each respective period).  Overall, the Company’s real estate tax expense was higher in the first six months of 2012 versus the same period of 2011, reflecting upward reassessments of some property values by localities resulting from the improved economy.  Results also reflect higher insurance expense during the comparable periods, reflecting 2012 insurance rate increases due to property and casualty carriers’ losses world-wide in the past year.  The Company anticipates experiencing higher real estate tax rates during 2012 due to upward reassessments of property values by localities.  The New York hotel had higher real estate tax expense due to tax incentives that declined and will continue to decline over time.

Land lease expense was $1.6 million for both of the three month periods ended June 30, 2012 and 2011, and $3.2 million for both of the six month periods ended June 30, 2012 and 2011.  This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the New York hotel was $1.5 million for both the second quarter of 2012 and 2011, and $2.9 million for the six month periods ended June 30, 2012 and 2011.

General and administrative expense for the three months ended June 30, 2012 and 2011 was $1.7 million and $1.4 million.  For the six months ended June 30, 2012 and 2011, general and administrative expense was $3.5 million and $2.5 million.  The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of loss from its investment in Apple Air Holding LLC, and reporting expenses.  During the six months ended June 30, 2012 and 2011, the Company incurred approximately $0.7 million and $0.4 million, respectively in legal costs, an increase over prior periods due to the legal matters discussed herein and continued costs related to responding to staff of the Securities and Exchange Commission (“SEC”).  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies. We intend to continue to cooperate with the SEC staff, and are engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. We do not believe the issues raised by the SEC staff affect the material accuracy of the Company's Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Cash Flows. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can we predict the timing associated with any such conclusion or resolution. The Company anticipates it will continue to incur significant legal costs for at least the remainder of 2012 related to these matters.  Also, during the fourth quarter of 2011 and the first six months of 2012, the Company incurred costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc.  Total related costs incurred during the six months ended June 30, 2012 were approximately $0.5 million.  In May 2012, the Company’s board of directors and the boards of directors of the other Apple REITs announced that they would not move forward with a potential consolidation transaction at that time.

Index

Depreciation expense was $9.2 million for both the second quarter of 2012 and the second quarter of 2011. For the six months ended June 30, 2012 and 2011, depreciation expense was $18.3 million and $18.0 million.  The New York hotel incurred depreciation expense of $1.7 million and $1.6 million in the three month periods ended June 30, 2012 and 2011, respectively.  Depreciation expense for the New York hotel was $3.3 million for each of the six month periods ended June 30, 2012 and 2011.  Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.  The increase for the six month period ended June 30, 2012, in comparison to the same period of 2011, is a result of capital improvements made by the Company during 2011 and the first six months of 2012.

Interest expense, net for the second quarter and six months ended June 30, 2012 was $3.6 million and $7.0 million.  Interest expense, net for the second quarter and six months ended June 30, 2011 was $3.3 million and $6.0 million.  Interest expense primarily represents interest incurred on mortgage loans and the Company’s credit facilities, and for a former term loan extinguished in October 2011, outstanding during the applicable periods of 2012 and 2011.  The increase in interest expense from 2011 to 2012 primarily reflects higher loan balances outstanding during the first six months of 2012, including the second quarter of 2012 compared to the second quarter of 2011.  During the first quarter of 2012 the Company extinguished two previous credit facilities with proceeds from a newly originated $40.0 million mortgage loan (secured by two hotel properties) and $60.0 million unsecured credit facility.  The two extinguished credit facilities, both of which were due to mature in 2012, had a combined effective interest rate that was lower than the combined effective interest rates of the Company’s mortgage loan and credit facility originated in the first quarter of 2012.  Interest expense in the first six months of 2012 was reduced by capitalized interest of approximately $0.3 million related to renovations at five hotel properties.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. During the six months ended June 30, 2012, there were no changes to the contracts discussed in this section, and no new significant related party transactions.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Eight Advisors, Inc. (“A8A”), pursuant to which A8A provides management services to the Company.  A8A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.5 million for both of the six month periods ended June 30, 2012 and 2011.  At June 30, 2012, $0.3 million of the 2012 advisory fee had not been paid and was included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.

In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to AFM on behalf of A8A approximately $0.9 million for both of the six month periods ended June 30, 2012 and 2011. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

Index

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

Included in other assets, net in the Company’s consolidated balance sheet, is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was approximately $2.0 million and $2.1 million at June 30, 2012 and December 31, 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2012 and 2011, the Company recorded a loss of approximately $95,000 and $90,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services.

Index

Liquidity and Capital Resources

In March 2012, the Company entered into a new $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions.  Interest is payable monthly on the outstanding balance based on an annual rate of either one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus 3.0%, or the prime interest rate plus 2.0%, at the Company’s option.  The Company is also required to pay a fee of 0.35% on the average unused balance of the credit facility.  Under the terms and conditions of the credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The credit facility matures in March 2013; however, the Company has the right, upon satisfaction of certain conditions including covenant compliance and payment of an extension fee, to extend the maturity date to March 2014.  With the availability of the credit facility, the Company maintains little cash on hand, accessing the line as necessary.  As a result, cash on hand was $0 at June 30, 2012.

At closing in March 2012, the Company borrowed approximately $48 million under the credit facility to pay all outstanding balances and extinguish its previously existing $75 million and $20 million credit facilities, and transaction costs.  At June 30, 2012, the outstanding balance under the credit facility was $56.5 million, and had an interest rate of approximately 3.24%.  Loan origination costs totaled approximately $0.4 million and are being amortized as interest expense through the March 2013 maturity date.  The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreement):

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

The Company was in compliance with each of these covenants at June 30, 2012.

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

To effectively fix the interest rate on the $40 million variable rate mortgage loan and reduce the Company’s exposure to interest rate risk, simultaneous with the closing of the loan the Company entered into an interest rate swap agreement with the same commercial bank.  Under terms of the interest rate swap agreement, the Company pays a monthly fixed interest rate of 1.0% and receives a floating rate of interest equal to the one-month LIBOR, effectively fixing the interest rate of the $40 million loan at 5.25%.  The notional amount of $40 million for the interest rate swap amortizes in tandem with the amortization of the loan and matures with the loan agreement in January 2015.  At closing on the loan and swap agreements in January 2012, the Company used the proceeds to reduce the outstanding balance on its prior credit facility and to pay transaction costs.

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

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions in the first six months of 2012 totaled $25.6 million, and were paid monthly at a rate of $0.045833. For the same six month period, the Company’s cash generated from operations was approximately $17.6 million. This shortfall includes a return of capital and was funded primarily by additional borrowings by the Company.  Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing.  The Company intends to continue paying distributions on a monthly basis. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate of $0.045833 per common share.  In June 2011, the Company’s Board of Directors approved the reduction in the annual distribution rate from $0.77 to $0.55 per common share; distributions during the first six months of 2011 were paid monthly at a rate of $0.064167.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make further adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

In October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since inception of the program through June 30, 2012, the Company has redeemed approximately 6.6 million Units representing approximately $71.0 million, including 0.9 million Units in the amount of $10.0 million and 1.5 million Units in the amount of $16.0 million redeemed during the six months ended June 30, 2012 and 2011, respectively.   As contemplated by the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to 2011, 100% of requested redemptions were redeemed.  The following is a summary of Unit redemptions during 2011 and the first six months of 2012:

			Redemption
Redemption	Requested Unit	Units	Requests not
Date	Redemptions	Redeemed	Redeemed
January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421
October 2011	17,938,386	727,604	17,210,782
January 2012	18,910,430	454,405	18,456,025
April 2012	18,397,381	454,638	17,942,743

Index

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.  Currently, the Company plans to redeem under its Unit Redemption Program approximately 2.0% of weighted average units during 2012.

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the six months ended June 30, 2012 and 2011, approximately 0.5 million and 1.2 million Units were issued under the plan representing approximately $5.8 million and $12.9 million, respectively.  Since inception of the plan through June 30, 2012, the Company has issued approximately 8.6 million Units representing approximately $94.7 million.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repairs, replacements and refurbishments and to maintain the Company’s hotels in a competitive position. As of June 30, 2012, the Company held $11.8 million in reserve for capital expenditures. Total capital expenditures in the first six months of 2012 were approximately $7.1 million. Total capital expenditures over the next twelve months are anticipated to be in the range of $10 to $12 million.  The Company does not currently have any existing or planned projects for new development.

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

Subsequent Events

In July 2012, the Company declared and paid approximately $4.3 million, or $0.045833 per outstanding common share, in distributions to its common shareholders, of which approximately $0.9 million or 82,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

Index

In July 2012, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 363,000 Units in the amount of $4.0 million.  As contemplated in the Program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 2% of the total 18.6 million requested Units to be redeemed, with approximately 18.2 million requested Units not redeemed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

With the exception of two interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company entered into an interest rate swap in October 2010, with a notional amount at June 30, 2012 of $6.8 million, and based on the London Offered Rate (“LIBOR”), to increase stability and manage interest rate fluctuations related to interest expense on a variable rate loan. Additionally, the Company entered into an interest rate swap in January 2012, with a notional amount at June 30, 2012 of $40.0 million, and based on LIBOR, to increase stability and manage interest rate fluctuations related to a newly originated variable rate loan.  Neither swap is designated as a hedge, therefore the changes in the fair market values of each swap transaction are recorded in earnings. The Company recognized a net loss of $57,000 in the first six months of 2012 from the combined changes in fair value of the two derivative instruments.

As of June 30, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility and due to its variable interest rate term loans. The Company had an outstanding balance of $56.5 million on its $60.0 million credit facility at June 30, 2012, and to the extent it utilizes the credit facility, the Company will be exposed to changes in short-term interest rates. Additionally, the outstanding balance of the Company’s variable rate term loans was $46.8 million at June 30, 2012. Based on these outstanding balances at June 30, 2012, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by approximately $1.0 million, with all other factors remaining the same. The Company’s cash balance at June 30, 2012 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The term the “Apple REIT Companies” means Apple REIT Eight, Inc. (the “Company”), Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in all three of the above mentioned class action lawsuits.

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

On April 18, 2012, the Company, and the other Apple REIT Companies, served a motion to dismiss the consolidated complaint in the In re Apple REITs Litigation. The Company and the other Apple REIT Companies accompanied their motion to dismiss the consolidated complaint with a memorandum of law in support of their motion to dismiss the consolidated complaint. The briefing period for any motion to dismiss was completed on July 13, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

Effective in October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011 and the first six months of 2012, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Index

Since inception of the program through June 30, 2012, the Company has redeemed approximately 6.6 million Units representing $71.0 million.  During the six months ended June 30, 2012, the Company redeemed approximately 0.9 million Units in the amount of $10.0 million.  As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 63% of the amount requested redeemed in the first quarter of 2011, approximately 48% of the amount requested redeemed in the second quarter of 2011, approximately 9% of the amount requested redeemed in the third quarter of 2011, and approximately 4% of the amount requested redeemed in the fourth quarter of 2011.  Approximately 2% of the amount requested was redeemed in both January 2012 and April 2012 (the last scheduled redemption date during the three months ended June 30, 2012), leaving approximately 17.9 million Units requested but not redeemed.  Prior to 2011, the Company had redeemed 100% of redemption requests.  The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facility and asset sales from which it can make redemptions.  See the Company’s complete consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of the sources and uses of the Company’s cash flows. The following is a summary of redemptions during the second quarter of 2012 (no redemptions occurred in May and June of 2012):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2012	454,638	$10.99	454,638	(1)

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
The following materials from Apple REIT Eight, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: August 13, 2012
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 13, 2012
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index