Form 10-K
period 2012-12-31
Apple REIT Eight, Inc.
filed 2013-03-07
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

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

Units (Each Unit is equal to one common share, no par value, and one Series A preferred share)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is currently no established public trading market on which the Company’s common shares are traded.  Based upon the price that the Company’s common equity last sold through its dividend reinvestment plan, which was $11, on June 30, 2012, the aggregate market value of the voting common equity held by non-affiliates of the Company on such date was $1,024,226,000. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2013 was 92,554,507.

Documents Incorporated by Reference.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Company’s definitive proxy statement for the annual meeting of shareholders to be held on May 16, 2013.

Index

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

Index

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple REIT Eight, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings, or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classification as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”) and Item 1A in this report.  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Item 1.               Business

 The Company is a Virginia corporation that was formed to invest in hotels and other income-producing real estate in the United States. Initial capitalization occurred on January 22, 2007, when 10 Units, each Unit consisting of one common share and one Series A preferred shares were purchased by Apple Eight Advisors, Inc. (“A8A”) and 240,000 Series B convertible shares were purchased by Glade M. Knight, the Company’s Chairman and Chief Executive Officer.  The Company’s first investor closing occurred on July 27, 2007 and the Company acquired its first property on November 9, 2007.  As of December 31, 2012, the Company owned 51 hotel properties operating in 19 states. 45 hotels were purchased in 2008 and six were purchased in 2007.  The Company completed its best efforts-offering of Units in April 2008.

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company has wholly-owned taxable REIT subsidiaries which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Newport Hospitality Group, Inc. (“Newport”), Larry Blumberg & Associates (“LBA”), Western International (“Western”), Marriott International, Inc. (“Marriott”), White Lodging Services Corporation (“White”), Dimension Development Company (“Dimension”), Inn Ventures, Inc. (“Inn Ventures”), True North Hotel Group, Inc. (“True North”), Intermountain Management, LLC (“Intermountain”), MHH Management, LLC (“McKibbon”) and Crestline Hotels & Resorts, Inc. (“Crestline”)  under separate hotel management agreements.

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

Website Access

The address of the Company’s Internet website is www.applereiteight.com. The Company makes available free of charge through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company

Index

electronically files such material with, or furnishes it to, the SEC.  Information contained on the Company’s website is not incorporated by reference into this report.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and selective hotel renovation.  The Company’s acquisition strategy, substantially complete as of December 2008, included purchasing underdeveloped hotels and hotels in underdeveloped markets with strong brand recognition, high levels of customer satisfaction and the potential for cash flow growth. The internal growth strategy includes utilizing the Company’s asset management expertise to improve the performance of the Company’s hotels by aggressively managing room rates, partnering with industry leaders in hotel management and franchising the hotels with leading brands, thereby improving revenue and operating performance of each hotel in its individual market. When cost effective, the Company renovates its properties to increase its ability to compete in particular markets. Although there are many factors that influence profitability, including national and local economic conditions, the Company believes its completed acquisitions, planned renovations and strong asset management will improve financial results over the long-term, although there can be no assurance of these results.

Financing

At December 31, 2012 the Company had 20 mortgage notes payable, secured by 21 hotel properties, with a total outstanding balance of $219.2 million.  Maturity dates for the mortgage notes range from January 2015 to October 2022, and interest rates range from 4.73% to 6.29%.  The Company assumed 15 mortgage loans upon the acquisition of hotels in 2008.  During 2012, three mortgage loans totaling $58.7 million, secured by four existing hotel properties, were originated by the Company.   During 2011, two mortgage loans were extinguished, and the Company originated four mortgage loans on existing hotel properties totaling $60.0 million.

The Company also has an unsecured $60 million revolving line of credit, which it originated in March 2012 with a commercial bank.  Interest is payable monthly on the outstanding balance based on an annual interest rate of either the one-month London InterBank Offered Rate (“LIBOR”) plus 3.0%, or the prime interest rate plus 2.0%, at the Company’s option.  The Company is also required to pay a fee of 0.35% on the average unused balance of the credit facility.  The credit facility matures in March 2013; however, the Company has the right and intends, upon satisfaction of certain conditions including covenant compliance and payment of an extension fee, to extend the maturity date to March 2014.  The outstanding balance on this credit facility as of December 31, 2012 was $45.3 million and its interest rate was approximately 3.21%.

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $60 million revolving credit facility.  The Company anticipates that cash flow from operations and credit availability, including potentially new mortgage loans and new or restructured unsecured lending arrangements, will be adequate to meet substantially all of its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions.  The Company intends to maintain a relatively stable dividend rate instead of raising and lowering the distribution rate with varying economic cycles.  If cash flow from operations and the credit facility are not adequate to meet liquidity requirements, the Company will attempt to utilize additional financing to achieve this objective.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions to required levels.  If the Company was unsuccessful in extending maturing debt in future periods or if it were to default under any of its debt agreements, it may be unable to make distributions or redemptions.

Hotel Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the immediate vicinity and secondarily with other hotels in the same geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in a particular market and nationally impact the performance of the hotel industry.

Index

Hotel Operating Performance

At December 31, 2012, the Company owned eleven Courtyard hotels, ten Residence Inn hotels, six Hilton Garden Inn hotels, five Hampton Inn hotels, five Homewood Suites hotels, three Fairfield Inn & Suites hotels, three Hampton Inn & Suites hotels, three SpringHill Suites hotels, three TownePlace Suites hotels, one full-service Marriott hotel and one Renaissance hotel.  They are located in 19 states and, in aggregate, consist of 5,912 rooms.

Room revenue for these hotels totaled $183.9 million for the year ended December 31, 2012, and the hotels achieved average occupancy of 73%, ADR of $116 and RevPAR of $85.  Room revenue for the year ended December 31, 2011 totaled $177.0 million, and the hotels achieved average occupancy of 72%, ADR of $113 and RevPAR of $82.  Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality.  With the significant decline in economic conditions throughout the United States over the 2008 through 2010 time period, overall performance of the Company’s hotels has not met expectations since acquisition.  Beginning in 2011 and continuing through 2012, the hotel industry and the Company’s revenues have shown improvement from the significant decline in the industry during 2008 through 2010.  The Company’s revenue growth has been behind the industry due to certain of the Company’s local markets trailing the industry and due to rooms out of service for renovations completed by the Company.  The Company’s operating income generally has also trailed the industry due to the revenue shortfall and increased operating costs at its New York hotel.  Although there is no way to predict future general economic conditions, and there are several key factors that continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 for comparable hotels.

The Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for 2012 and 2011 was 128 and 130, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation or open less than two years) and is provided by Smith Travel Research, Inc.® an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.  See the Company’s complete financial statements in Part II Item 8 of this report.

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed under separate management agreements, by affiliates of one of the following companies:  Newport, LBA, Western, Marriott, White, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline.  The agreements generally provide for initial terms ranging from one to thirty years.  Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements.  The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  During the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $7.0 million, $6.8 million and $6.3 million in management fees.

Newport, LBA, Western, White, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10 to 30 years.  Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.   During the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $7.7 million, $7.4 million and $7.1 million in franchise fees.

The franchise and/or management agreements provide a variety of benefits for the Company, which include national advertising, publicity, and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, centralized reservations systems and best

Index

practices within the industry.

Hotel Maintenance and Renovation

The Company’s hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects may be directly funded by the Company.  During 2012 and 2011, the Company’s capital expenditures were approximately $11.6 million and $5.3 million.

Employees

The Company does not have any employees.  During 2012, all employees involved in the day-to-day operation of the Company’s hotels were employed by third party management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from A8A, which in turn utilizes personnel from Apple Fund Management, LLC, a subsidiary of Apple REIT Six, Inc.

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

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section, and no new significant related party transactions during 2012.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”) to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of December 31, 2012, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels.  No fees or expenses were incurred by the Company during 2012, 2011 and 2010 under this contract.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company.  A8A provides these management services through an affiliate called Apple Fund

Index

Management LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.0 million for each of the years ended December 31, 2012, 2011 and 2010.

In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to AFM on behalf of A8A approximately $1.8 million, $1.7 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., A8A, Apple Nine Advisors, Inc.(“A9A”), Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc., Apple REIT Ten, Inc. and the Company (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities.  To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the merger”).  To maintain the current cost sharing structure, on November 29, 2012, A9A entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM.  The assignment and transfer is expected to occur immediately after the closing of the merger.  As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM.  The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A8A or the process of allocating costs from AFM to the Apple REIT Entities, excluding Apple REIT Six, Inc. as described above, which will increase the remaining Companies’ share of the allocated costs.

On November 29, 2012, in connection with the merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement which is expected to close immediately prior to the closing of the merger.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

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

Index

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was $1.9 million and $2.1 million at December 31, 2012 and 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2012, 2011 and 2010, the Company recorded a loss of approximately $0.2 million, $0.2 million and $0.8 million respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations.  Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

In 2010, Apple REIT Nine, Inc. purchased from the Company’s third party lender a note payable secured by the Columbia, South Carolina Hilton Garden Inn.  The purchase of the note by Apple REIT Nine, Inc. had no financial effect on the Company.  In December 2011, in accordance with the terms of the note, the note was extinguished by the Company through payment of all principal and interest due.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. See Item 7 Management’s Discussion and Analysis of Expenses for the years 2012 and 2011 for more information on legal fees incurred.

In April 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with a commercial bank, which provided for a $20 million revolving credit facility with a maturity of April 2012.  During the first quarter of 2012, the credit facility was extinguished and the outstanding principal balance totaling $20 million, plus accrued interest, was paid in full.  The Loan Agreement was guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and was secured by assets of Mr. Knight.  Mr. Knight did not receive any consideration in exchange for providing this guaranty and security.  The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement.

Item 1A.            Risk Factors

The following describes several risk factors which are applicable to the Company.  There are many factors that may affect the Company’s business and results of operations, which would affect the Company’s operating cash flow and value.  You should carefully consider, in addition to the other information contained in this report, the risks described below.

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

Index

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

Current General Economic Environment in the Lodging Industry

The United States continues to be in a low-growth economic environment and continues to experience historically high levels of unemployment.  Uncertainty over the depth and duration of this economic environment continues to have a negative impact on the lodging industry.  Although operating results have improved, high levels of unemployment and sluggish business and consumer travel trends have been evident during the past three years.  Accordingly, the Company’s financial results have been impacted by the economic environment, and future financial results and growth could be further depressed until a more expansive national economic environment is prevalent.  A weaker than anticipated economic recovery, or a return to a recessionary national economic environment, could result in low or decreased levels of business and consumer travel, negatively impacting the lodging industry, and, in turn, negatively impacting the Company’s future growth prospects and results of operations.

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

Seasonality

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result, there may be quarterly fluctuations in results of operations, and the Company may need to enter into short-term borrowing arrangements in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

Franchise Agreements

The Company’s wholly-owned taxable REIT subsidiaries (or subsidiaries thereof) operate all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchisor system. These standards could potentially conflict with the Company’s ability to create specific business plans tailored to each property and to each market.

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

Illiquidity of Shares

There is and will be no public trading market for the common shares and the Series A preferred shares

Index

for an indefinite period of time, if ever. Therefore, the Units are and will be highly illiquid and very difficult to trade. There is no definite time frame to provide liquidity.  There also is no definite value for the Units when a liquidity event occurs.  In addition, there are restrictions on the transfer of the common shares. In order to qualify as a REIT, the shares must be beneficially owned by 100 or more persons and no more than 50% of the value of the issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Therefore, the Company’s bylaws provide that no person may own more than 9.8% of the issued and outstanding Units. Any purported transfer of the Company’s shares that would result in a violation of either of these limits will be declared null and void.

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

Compliance with Financial Covenants

The Company’s $60.0 million unsecured line of credit debt facility, entered into in March 2012, contains financial covenants that could require the outstanding balance to be prepaid prior to the scheduled maturity of March 2013, prevent the Company from extending the maturity to March 2014, or restrict the amount and timing of distributions to shareholders. The Company was in compliance with all covenants at December 31, 2012.  The covenants include, among others, a minimum tangible net worth, debt service coverage and income

Index

to debt service and distributions. The Company’s secured debt increases the Company’s risk of property losses as defaults on the debt may result in foreclosure by the lenders.

Securities Class Action Lawsuits and Governmental Regulatory Oversight Risks

As a result of regulatory inquiries or other regulatory actions, or as a result of being publicly held, the Company may become subject to lawsuits.  The Company is currently subject to a securities class action lawsuit and other suits may be filed against the Company in the future.  Due to the uncertainties related to litigation, the Company is unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome or to estimate the range of potential exposure. If the outcome is unfavorable, the Company may be required to pay damages and/or change its business practices, any of which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.  The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions.

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

The Company and its hotel managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data.  Some of the information technology is purchased from vendors, on whom the systems depend. The Company and its hotel managers and franchisors rely on commercially available and internally developed systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers and franchisors have taken steps necessary to protect the security of their information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt operations, damage reputation, subject the Company to liability claims or regulatory penalties and could have a material adverse effect on the business, financial condition and results of operations of the Company.

Potential losses not covered by Insurance

The Company maintains comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of its hotels.  These policies offer coverage features and insured limits that the Company believes are customary for similar types of properties.  There are no assurances that coverage will be available at reasonable rates.  Also, various types of catastrophic losses, like earthquakes, hurricanes, or certain types of terrorism, may not be insurable or may not be economically insurable.  Even when insurable, these policies may have high deductibles and/or high premiums.  There also can be risks such as certain environmental hazards that may be deemed to fall outside the coverage.  In the event of a substantial loss, the Company’s insurance coverage may not be sufficient to cover the full current market value or replacement cost of its lost investment. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a hotel, as well as the anticipated future revenue from the hotel.  In that event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel.  Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep the Company from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed.  The Company also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that the Company believes to be covered under its policy.Under those circumstances, the insurance proceeds the Company

Index

receives might be inadequate to restore its economic position on the damaged or destroyed hotel, which could have a material adverse effect on the Company.

Item 1B.            Unresolved Staff Comments

Not applicable.

Item 2.               Properties

As of December 31, 2012, the Company owned 51 hotels with an aggregate of 5,912 rooms, consisting of the following:

Brand	Total by Brand	Number of Rooms
Courtyard	11	1,445
Residence Inn	10	1,067
Hilton Garden Inn	6	717
Hampton Inn	5	549
Homewood Suites	5	536
Fairfield Inn & Suites	3	331
Hampton Inn & Suites	3	298
SpringHill Suites	3	289
TownePlace Suites	3	252
Marriott	1	226
Renaissance	1	202
Total	51	5,912

The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances (if any), initial acquisition cost, gross carrying value and the number of rooms of each hotel.

Index

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2012
(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized	Total
					Bldg./	Bldg.	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Brand	Encumbrances	Land (1)	FF&E /Other	Imp. & FF&E	Cost	Deprec.	Construction	Acquired	Life	Guestrooms
Birmingham	AL	Homewood Suites	$11,118	$1,176	$15,917	$391	$17,484	$(2,502)	2005	May-08	3 - 39 yrs.	95
Rogers	AR	Fairfield Inn	0	881	7,394	1,198	9,473	(1,632)	2002	February-08	3 - 39 yrs.	99
Rogers	AR	Residence Inn	0	920	11,187	1,271	13,378	(1,950)	2003	February-08	3 - 39 yrs.	88
Springdale	AR	Residence Inn	0	447	5,383	1,476	7,306	(1,533)	2001	March-08	3 - 39 yrs.	72
Burbank	CA	Residence Inn	24,000	4,229	47,200	78	51,507	(6,656)	2007	May-08	3 - 39 yrs.	166
Cypress	CA	Courtyard	0	3,234	28,688	1,454	33,376	(4,653)	1988	April-08	3 - 39 yrs.	180
Oceanside	CA	Residence Inn	16,000	3,312	25,964	93	29,369	(3,884)	2007	May-08	3 - 39 yrs.	125
Sacramento	CA	Hilton Garden Inn	0	2,544	25,764	2,059	30,367	(4,749)	1999	March-08	3 - 39 yrs.	154
San Jose	CA	Homewood Suites	0	6,523	15,901	2,146	24,570	(3,060)	1991	July-08	3 - 39 yrs.	140
Tulare	CA	Hampton Inn & Suites	0	1,100	9,495	35	10,630	(1,659)	2008	June-08	3 - 39 yrs.	86
Jacksonville	FL	Homewood Suites	16,161	1,546	22,370	698	24,614	(3,421)	2005	June-08	3 - 39 yrs.	119
Sanford	FL	SpringHill Suites	0	933	10,609	440	11,982	(1,737)	2000	March-08	3 - 39 yrs.	105
Tallahassee	FL	Hilton Garden Inn	0	0	13,580	178	13,758	(2,291)	2006	January-08	3 - 39 yrs.	85
Tampa	FL	TownePlace Suites	0	1,307	10,344	366	12,017	(1,656)	1999	June-08	3 - 39 yrs.	95
Port Wentworth	GA	Hampton Inn	0	837	10,288	281	11,406	(1,598)	1997	January-08	3 - 39 yrs.	106
Savannah	GA	Hilton Garden Inn	5,143	0	15,119	786	15,905	(2,491)	2004	July-08	3 - 39 yrs.	105
Overland Park	KS	Fairfield Inn & Suites	0	1,571	10,875	27	12,473	(1,700)	2008	August-08	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	6,259	1,522	14,631	422	16,575	(2,387)	2000	April-08	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	0	939	8,214	836	9,989	(1,471)	1999	March-08	3 - 39 yrs.	102
Wichita	KS	Courtyard	0	1,177	8,013	852	10,042	(1,635)	2000	June-08	3 - 39 yrs.	90
Bowling Green	KY	Hampton Inn	0	1,481	17,890	255	19,626	(2,877)	1989	December-07	3 - 39 yrs.	130
Marlborough	MA	Residence Inn	0	2,112	18,591	213	20,916	(3,132)	2006	January-08	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	0	1,570	14,122	95	15,787	(2,356)	2007	March-08	3 - 39 yrs.	110
Westford	MA	Residence Inn	6,704	906	14,173	1,152	16,231	(2,684)	2000	April-08	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	0	2,440	23,342	83	25,865	(3,739)	2007	January-08	3 - 39 yrs.	126
Kansas City	MO	Residence Inn	10,839	1,178	16,152	2,052	19,382	(3,413)	1968	April-08	3 - 39 yrs.	106
Carolina Beach	NC	Courtyard	12,272	3,244	21,617	1,960	26,821	(3,772)	2003	June-08	3 - 39 yrs.	144
Concord	NC	Hampton Inn	4,814	1,241	8,366	290	9,897	(1,570)	1996	March-08	3 - 39 yrs.	101
Dunn	NC	Hampton Inn	0	545	12,542	405	13,492	(2,279)	2006	January-08	3 - 39 yrs.	120
Fayetteville	NC	Residence Inn	6,721	668	12,570	182	13,420	(2,088)	2006	May-08	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	0	663	7,634	120	8,417	(1,278)	2004	November-07	3 - 39 yrs.	82
Matthews	NC	Hampton Inn	0	636	10,436	627	11,699	(2,074)	1995	January-08	3 - 39 yrs.	92
Wilmington	NC	Fairfield Inn & Suites	0	1,841	13,475	21	15,337	(1,929)	2008	December-08	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	7,595	1,439	12,457	1,758	15,654	(2,126)	1998	May-08	3 - 39 yrs.	122
Somerset	NJ	Courtyard	8,970	0	16,504	193	16,697	(2,754)	2001	November-07	3 - 39 yrs.	162
New York	NY	Renaissance	0	0	111,870	21,778	133,648	(29,669)	1916	January-08	3 - 39 yrs.	202
Tulsa	OK	Hampton Inn & Suites	0	899	9,940	80	10,919	(1,896)	2007	December-07	3 - 39 yrs.	102
Columbia	SC	Hilton Garden Inn	0	1,385	20,499	97	21,981	(3,005)	2006	September-08	3 - 39 yrs.	143
Greenville	SC	Residence Inn	6,128	692	8,372	223	9,287	(1,365)	1998	May-08	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	5,746	1,094	13,114	1,557	15,765	(2,697)	2001	May-08	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	0	688	8,211	2,314	11,213	(2,380)	1997	December-07	3 - 39 yrs.	76
Texarkana	TX	Courtyard	0	678	12,656	1,345	14,679	(1,981)	2003	March-08	3 - 39 yrs.	90
Texarkana	TX	TownePlace Suites	0	615	8,742	320	9,677	(1,676)	2006	March-08	3 - 39 yrs.	85
Charlottesville	VA	Courtyard	15,217	2,312	26,436	975	29,723	(3,689)	2000	June-08	3 - 39 yrs.	139
Chesapeake	VA	Marriott Full Service	0	3,256	36,384	57	39,697	(6,122)	2008	October-08	3 - 39 yrs.	226
Harrisonburg	VA	Courtyard	0	1,684	22,137	1,813	25,634	(3,564)	1999	November-07	3 - 39 yrs.	125
Suffolk	VA	Courtyard	8,195	968	11,684	36	12,688	(1,948)	2007	July-08	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	6,286	750	9,390	12	10,152	(1,527)	2007	July-08	3 - 39 yrs.	72
VA Beach	VA	Courtyard	14,235	7,203	20,708	2,216	30,127	(3,151)	1999	June-08	3 - 39 yrs.	141
VA Beach	VA	Courtyard	17,180	9,871	30,988	2,080	42,939	(5,060)	2002	June-08	3 - 39 yrs.	160
Tukwila	WA	Homewood Suites	9,667	1,388	14,756	2,614	18,758	(2,743)	1991	July-08	3 - 39 yrs.	106
Construction in Progress			0	0	0	82	82	0
			$219,250	$87,645	$902,694	$62,092	$1,052,431	$(163,209)				5,912

(1) Land is owned fee simple unless cost is $0 which means the property is subject to a ground lease.

Index

Investment in hotels at December 31, 2012, consisted of the following (in thousands):

Land	$87,645
Building and Improvements	883,855
Furniture, Fixtures and Equipment	78,308
Franchise Fees	2,623
1,052,431
Less Accumulated Depreciation	(163,209)
Investment in real estate, net	$889,222

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.               Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al, putative class action lawsuit, which was filed on June 20, 2011.

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

On October 22, 2012, the Financial Industry Regulatory Authority (“FINRA”) issued an order against David Lerner Associates, Inc. (“DLA”) and David Lerner, individually, requiring DLA to pay approximately $12 million in restitution to certain investors in Units of Apple REIT Ten, Inc.  In addition, David Lerner, individually, was fined $250,000 and suspended for one year from the securities industry, followed by a two year suspension from acting as a principal.  The Company relies on DLA for the administration of its Units and does not believe this settlement will affect the administration of its Units.  The Company intends to continue to cooperate with regulatory or governmental inquiries

Item 4.               Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public trading market in which the Company’s common shares are traded. As of December 31, 2012 there were 92.8 million Units outstanding.  Each Unit consists of one common share, no par value, and one series A preferred share of the Company.  As of February 28, 2013 the Units were held by approximately 19,700 beneficial shareholders.

The Company is currently selling Units to its existing shareholders at a price of $11.00 per share through its Dividend Reinvestment Plan.  This price is based on the most recent price at which an unrelated person purchased the Company’s Units from the Company.  The Company also uses the original price paid for Units ($11.00 per Unit in most cases) for redemptions under its Unit Redemption Program with the intention of providing limited liquidity based on those interested in purchasing additional Units through the Company’s Dividend Reinvestment Plan.  As discussed further below, since inception of the Company’s Dividend Reinvestment Plan and Unit Redemption Program, 9.1 million Units have been issued and 7.4 million Units redeemed.  The price of $11.00 is not based on an appraisal or valuation of the Company or its assets.  In 2011 there were two tender offers made for the Units of the Company by the same bidders.  The weighted average price paid for the 17,403 (0.02% of the outstanding Units) acquired through the offers was $3.13 per Unit.  In February 2013, the same bidders announced a tender offer to purchase Units of the Company for $3.50 per Unit; unless extended, the offer expires in March 2013.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions during 2012 totaled $51.2 million and were paid at a monthly rate of $0.045833 per common share.  Distributions in 2011 totaled $62.1 million and were paid at a monthly rate of $0.064167 per common share during the first six months of 2011, and at a monthly rate of $0.045833 per common share during the last six months of 2011.  Distributions in 2010 totaled $72.5 million and were paid monthly at a rate of $0.064167 per common share.  Although the Company intends to continue paying distributions on a monthly basis, the amount and timing of distributions to shareholders are within the discretion of the Company’s Board of Directors. The amount and frequency of future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions, working capital requirements, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.  The Company’s unsecured credit facility has loan covenants which can and may impose restrictions on the amount of distributions declared by the Company.  As of December 31, 2012, distributions plus Unit redemptions, net of proceeds from the Company’s Dividend Reinvestment Plan, cannot exceed $68.0 million in any cumulative 12 month period, and quarterly distributions cannot exceed $0.1375 per share, unless such distributions are less than total funds from operations (as defined within the credit facility) for the quarter and 12 month period, or the Company is required to distribute more to meet REIT requirements.  In 2013 the Company’s Board of Directors approved a reduction of the monthly distribution rate to $0.038958 ($0.4675 on an annual basis) effective for the distribution the Company plans to pay in April 2013.

Dividend Reinvestment Plan

In the second quarter of 2008 the Company instituted a Dividend Reinvestment Plan for its shareholders.  The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company.  The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels.  The Company has registered 10 million Units for potential issuance under the plan.  Since inception through December 31, 2012, approximately 9.1 million Units were issued under the plan representing approximately $99.9 million, including 1.0 million Units for $11.0 million in 2012 and 1.8 million Units for $20.0 million in 2011.  As of December 31, 2012 and 2011, the Company had approximately 18.1 million and 22.7 million Units participating in the Dividend Reinvestment Plan.  Since there continues to be demand for the Units at $11 per Unit, the Company’s Board of Directors does not believe the offering price under the Dividend

Index

Reinvestment Plan should be changed at this time. However, the Board of Directors could change the price as it determines appropriate.

Unit Redemption Program

In October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011 and 2012 the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has limited, and will continue to limit, the amount of redemptions as it deems prudent.

Since inception of the program through December 31, 2012, the Company has redeemed approximately 7.4 million Units in the amount of $79.3 million, including 1.7 million Units in the amount of $18.3 million in 2012 and 2.9 million Units in the amount of $32.1 million in 2011. As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis with approximately 63%, 48%, 9% and 4% of the amounts requested redeemed in the first, second, third and fourth quarters of 2011, respectively.  Approximately 2% of the number of shares requested for redemption was redeemed in each quarter of 2012, leaving approximately 18.7 million Units requested but not redeemed as of the last scheduled redemption date in 2012 (October 2012).  Prior to 2011, the Company had redeemed 100% of redemption requests.  The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, proceeds from borrowings and asset sales from which it can make redemptions.  See the Company’s complete consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010 included in the Company’s audited financial statements in Item 8 of this Form 10-K for a further description of the sources and uses of the Company’s cash flows.  The following is a summary of Unit redemptions during 2011 and 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421
October 2011	17,938,386	727,604	17,210,782
January 2012	18,910,430	454,405	18,456,025
April 2012	18,397,381	454,638	17,942,743
July 2012	18,607,044	362,553	18,244,491
October 2012	19,112,925	391,142	18,721,783

The following is a summary of redemptions during the fourth quarter of 2012 (no redemptions occurred in November and December 2012):

Index

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2012	391,142	$10.98	391,142	(1)

(1)
The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) is equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

In January 2007 the Company issued 240,000 Series B convertible preferred shares to Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11.00 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into common shares upon and for 180 days following the occurrence of any of the following events: (1) substantially all of the Company’s assets, stock or business is sold or transferred through exchange, merger, consolidation, lease, share exchange, sale or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the termination or expiration without renewal of the advisory agreement with A8A, or if the company ceases to use ASRG to provide property acquisition and disposition services; or (3) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Index

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

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s Board of Directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert upon exercise of the options to Units. Each Unit consists of one common share and one Series A preferred share of the Company. As of December 31, 2012, options to purchase 394,208 Units were outstanding with a weighted average exercise price of $11 per Unit under the Directors Plan.  No options have been issued under the Incentive Plan.  The following is a summary of securities issued under the plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders
Non-Employee Directors Stock Option Plan	394,208	$11.00	1,205,337
Incentive Plan	—	$—	4,029,318

Item 6.               Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2012. Certain information in the table has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Index

(in thousands except per share and statistical data)	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Revenues:
Room revenue	$183,913	$177,009	$169,944	$158,316	$124,208
Other revenue	14,015	13,695	12,678	12,569	9,076
Total revenue	197,928	190,704	182,622	170,885	133,284

Expenses:
Hotel operating expenses	117,815	113,203	108,987	105,091	77,612
Taxes, insurance and other	10,014	9,369	10,089	10,188	6,818
Land lease expense	6,400	6,391	6,386	6,376	6,258
General and administrative	6,576	5,302	5,216	4,523	4,359
Depreciation	36,961	35,987	34,979	32,907	22,044
Net gain from mortgage debt restructuring and extinguishment	-	(1,093)	-	-	-
Investment income, net	(19)	(23)	(3,076)	(1,071)	(2,225)
Interest expense	14,666	12,104	9,166	7,366	4,153
Total expenses	192,413	181,240	171,747	165,380	119,019
Net income	$5,515	$9,464	$10,875	$5,505	$14,265

Per Share
Net income per common share	$0.06	$0.10	$0.12	$0.06	$0.16
Distributions paid to common shareholders per share	$0.55	$0.66	$0.77	$0.81	$0.88
Weighted-average common shares outstanding - basic and diluted	93,046	93,998	94,170	92,963	87,271

Balance Sheet Data (at end of period)
Cash and cash equivalents	$68	$-	$-	$-	$-
Investment in real estate, net	$889,222	$914,594	$945,312	$974,773	$982,886
Total assets	$912,864	$935,709	$962,486	$998,851	$1,003,048
Notes payable	$264,019	$236,257	$200,439	$184,175	$138,704
Shareholders' equity	$619,175	$671,988	$736,569	$789,099	$842,304
Net book value per share	$6.67	$7.19	$7.78	$8.43	$9.11

Other Data
Cash Flow From (Used In):
Operating activities	$46,138	$45,396	$44,249	$45,739	$39,714
Investing activities	$(14,495)	$(7,898)	$711	$(30,379)	$(766,854)
Financing activities	$(31,575)	$(37,498)	$(44,960)	$(15,360)	$165,131
Number of hotels owned at end of period	51	51	51	51	51
Average Daily Rate (ADR) (b)	$116	$113	$112	$112	$121
Occupancy	73%	72%	70%	66%	69%
Revenue Per Available Room (RevPAR) (c)	$85	$82	$79	$73	$83
Total Rooms Sold (d)	1,584,570	1,560,155	1,515,805	1,414,748	1,027,472
Total Rooms Available (e)	2,162,138	2,156,180	2,155,648	2,155,621	1,490,606

Funds From Operations Calculation (a)
Net income	$5,515	$9,464	$10,875	$5,505	$14,265
Depreciation of real estate owned	36,961	35,987	34,979	32,907	22,044
Funds from operations	$42,476	$45,451	$45,854	$38,412	$36,309

Index

(a) Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's activities in accordance with GAAP. The Company considers FFO as a supplemental measure of operating performance in the real estate industry, and along with the other financial measures included in this Form 10-K, including net income, cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the performance of the Company. The Company's definition of FFO is not necessarily the same as such terms that are used by other companies. FFO is not necessarily indicative of cash available to fund cash needs.

(b) Total room revenue divided by number of rooms sold.
(c) ADR multiplied by occupancy percentage.
(d) Represents the number of room nights sold during the period.
(e) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Index

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classifications as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and Item 1A in this report. Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in hotels and other income-producing real estate in the United States. The Company was initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  As of December 31, 2012, the Company owned 51 hotels (the Company’s first six hotels were acquired in November and December 2007, and 45 additional hotels were acquired during 2008).  Accordingly, the results of operations include only the results of operations of the hotels for the periods owned.  Exclusive of interest income, the Company had no operating revenues before the first hotel acquisition in November 2007.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective markets, in general, has met the Company’s expectations for the periods owned.  With the significant decline in economic conditions throughout the United States over the 2008 through 2010 time period, overall performance of the Company’s hotels has not met expectations since acquisition.  Beginning in 2011 and continuing through 2012, the hotel industry and the Company’s revenues have shown improvement from the significant decline in the industry during 2008 through 2010.  The Company’s revenue growth has been behind the industry due to certain of the Company’s local markets trailing the industry and due to rooms out of service for renovations completed by the Company.  The Company’s operating income generally has also trailed the industry due to the revenue shortfall and increased operating costs at its New York hotel.  Although there is no way to predict future general economic conditions, and there are several key factors that continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single digit

Index

percentage increase in revenue for 2013 as compared to 2012 for comparable hotels.

In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”), revenue per available room (“RevPAR”), and market yield which compares an individual hotel’s results to other hotels in its local market, and expenses, such as hotel operating expenses, general and administrative expenses and other expenses described below.

The following is a summary of results of the 51 hotels owned by the Company for the years ended December 31, 2012 and 2011:

(in thousands, except statistical data)	Year ended December 31, 2012	Percent of Revenue	Year ended December 31, 2011	Percent of Revenue	Percent Change

Total revenues	$197,928	100%	$190,704	100%	4%
Hotel operating expenses	117,815	60%	113,203	59%	4%
Taxes, insurance and other expense	10,014	5%	9,369	5%	7%
Land lease expense	6,400	3%	6,391	3%	0%
General and administrative expense	6,576	3%	5,302	3%	24%

Depreciation	36,961		35,987		3%
Net gain from mortgage debt restructuring and extinguishment	-		1,093		N/A
Interest expense, net	14,647		12,081		21%

Number of hotels	51		51		0%
Average Market Yield(1)	128		130		-2%
ADR	$116		$113		3%
Occupancy	73%		72%		1%
RevPAR	$85		$82		4%

(1)Statistics calculated from data provided by Smith Travel Research, Inc.®. Excludes hotels under renovation during the applicable periods.

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al, putative class action lawsuit, which was filed on June 20, 2011.

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

Index

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

Hotels Owned

As of December 31, 2012, the Company owned 51 hotels, with a total of 5,912 rooms.  The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each hotel.  All dollar amounts are in thousands.

Index

City	State	Brand	Manager	Date Acquired	Rooms	Gross Purchase Price
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	$8,000
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
New York	NY	Renaissance	Marriott	1/4/2008	202	99,000
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	16,500
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Charlottesville	VA	Courtyard	Crestline	6/5/2008	139	27,900
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
					5,912	$950,745

Index

 Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies:  Newport Hospitality Group, Inc. (“Newport”), Larry Blumberg & Associates (“LBA”), Western International (“Western”), Marriott International, Inc. (“Marriott”), White Lodging Services Corporation (“White”), Dimension Development Company (“Dimension”), Inn Ventures, Inc. (“Inn Ventures”), True North Hotel Group, Inc. (“True North”), Intermountain Management, LLC (“Intermountain”), MHH Management, LLC (“McKibbon”) or Crestline Hotels & Resorts, Inc. (“Crestline”).  The agreements generally provide for initial terms ranging from one to thirty years.  Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements.  The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  During the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $7.0 million, $6.8 million and $6.3 million in management fees.

Newport, LBA, Western, White, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10 to 30 years.  Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.   During the years ended December 31, 2012, 2011 and 2010 the Company incurred approximately $7.7 million, $7.4 million and $7.1 million in franchise fees.

Results of Operations for Years 2012 and 2011

As of December 31, 2012, the Company owned 51 hotels with 5,912 rooms.  The Company’s portfolio of hotels owned is unchanged since December 31, 2011.  Hotel performance is impacted by many factors including the economic conditions in the United States as well as each locality.  During the period from the second half of 2008 through 2010, the overall weakness in the U.S. economy had a considerable negative impact on both consumer and business travel.  However, economic conditions have shown evidence of improvement during the past two years.  As a result, the Company expects improvement in revenue and operating income in 2013 as compared to 2012.  The Company’s hotels in general have shown results consistent with its local markets and brand averages for the period of ownership.

The Company separately evaluates the performance of each of its hotel properties.  Due to the significance of the New York, New York hotel’s revenues, the Company has two reportable segments.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue.  For the year ended December 31, 2012, the Company had total revenue of $197.9 million.  Revenue for the New York hotel was $22.7 million or 11% of total revenue for the year.  For the year, the hotels achieved combined average occupancy of approximately 73%, ADR of $116 and RevPAR of $85.  The New York hotel had average occupancy of 88%, ADR of $288 and RevPAR of $253.  All other hotels combined had occupancy of 73%, ADR of $109 and RevPAR of $79.  RevPAR is calculated as ADR multiplied by the occupancy percentage.   ADR is calculated as room revenue divided by the number of rooms sold.

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

During 2012, the Company experienced a modest increase in demand as demonstrated by the improvement in average occupancy for its hotels, from 72% in 2011 to 73% in 2012.  In addition, also signifying a stabilizing economy, the Company experienced an increase in ADR of 3% for its hotels for 2012, as compared to 2011.  During 2012, the Company’s revenue growth and occupancy were impacted by approximately 13,300

Index

rooms out of service for renovations, resulting in below industry average growth during this time period, and certain markets were impacted by additional supply or government spending reductions.  With continued demand and room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012.

Although impacted by increased supply in certain markets, the Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for 2012 and 2011 was 128 and 130, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expenses consist of direct room expenses, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the year ended December 31, 2012, hotel operating expenses of the Company’s hotels totaled $117.8 million or 60% of total revenue. The New York hotel had operating expenses of $13.4 million or 59% of its total revenue for the year.  For the year ended December 31, 2011, hotel operating expenses were $113.2 million or 59% of total revenue.  The New York hotel had operating expenses of $12.3 million or 57% of its total revenue for the year.  Overall hotel operational expenses for 2012 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs.  The increase in hotel expenses at the New York hotel is primarily due to union contract increases for salaries and benefits and a scheduled hotel management contract fee increase.  The Company’s operating expenses were also impacted by several hotel renovations during 2012.   Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to revenue increases, certain labor costs, hotel supply costs, maintenance costs and utility costs by continually monitoring and sharing utilization data across its hotels and management companies. Although operating expenses will increase as occupancy and revenue increase, the Company will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Taxes, insurance, and other expense for each of 2012 and 2011 totaled $10.0 million (5% of total revenues for 2012) and $9.4 million (5% of total revenues for 2011), of which approximately $1.3 million and $800,000 related to the New York hotel.  Overall, the Company’s real estate tax expense was higher in 2012, versus 2011, reflecting upward reassessments of some property values by localities resulting from the improved economy.  Insurance rates for 2012 increased over 2011 due to property and casualty carriers’ casualty losses world-wide in the past year.  With the improved economy, the Company anticipates continued increases in property tax assessments in 2013 and a moderate increase in insurance rates.  The Company’s New York property will also continue to experience increased costs in future periods, as real estate tax incentives in place at purchase will decline over time.

Land lease expense was $6.4 million for both 2012 and 2011.  This expense represents the expense incurred by the Company to lease land for five hotel properties.  Land lease expense for the years ended December 31, 2012 and 2011 for the New York hotel was $5.9 million.

General and administrative expense for 2012 and 2011 was $6.6 million and $5.3 million.  The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding LLC, and reporting expenses.  During 2012 and 2011, the Company incurred approximately $1.6 million and $1.0 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the Securities and Exchange Commission (“SEC”).  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers.  The Company does not believe the issues raised by the SEC staff affect the material accuracy if the Company’s consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.  As discussed below under Related Parties, the Company

Index

shares legal counsel with the other Apple REIT Companies.  Total costs for these legal matters for all of the Apple REIT Companies were approximately $7.3 million in 2012.  The Company anticipates it will continue to incur significant legal costs at least during the first half of 2013 related to these matters.  Also during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. (the “other Apple REITs”).  Total costs incurred during 2012 and 2011 related to this evaluation were approximately $0.5 million and $0.1 million.  In May 2012, it was determined by the Board of Directors of the Company and the Boards of Directors of each of the other Apple REITs to not move forward with the potential consolidation transaction at that time.

Depreciation expense was $37.0 million for 2012 and $36.0 million for 2011.  This expense includes $6.6 million and $6.5 million for the New York hotel in 2012 and 2011.  Depreciation expense represents depreciation expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.  The increase reflects capital improvements made by the Company during 2012 and 2011.

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

Interest expense, net for 2012 and 2011 totaled $14.7 million and $12.1 million and primarily represents interest expense incurred on mortgage loans and lines of credit outstanding during the respective periods.  The increase in 2012 is due to the increase in outstanding debt during the year and an increase in the Company’s average interest rate.  Interest expense, net was reduced by capitalized interest of approximately $0.4 million in 2012 related to renovations at six hotels.  Two mortgage loans and a term loan were repaid and extinguished in 2011.

Results of Operations for Years 2011 and 2010

Revenues

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

Expenses

For the year ended December 31, 2011, hotel operating expenses of the Company’s hotels totaled $113.2 million or 59% of total revenue. The New York hotel had direct expenses of $12.3 million or 57% of its total revenue for the year.  For the year ended December 31, 2010, hotel direct expenses were $109.0 million or 60% of total revenue.  The New York hotel had direct expenses of $11.1 million or 57% of its total revenue for the year.  Hotel operational expenses for 2011 reflect the impact of modest increases in revenues and occupancy at most of the Company’s hotels, and the Company’s efforts to control costs in a challenging and relatively flat to low-growth economic environment during 2011, versus the prior year. Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company was successful in reducing relative to revenue increases in certain labor costs, hotel supply costs and utility costs by monitoring and sharing utilization data across its hotels and management companies.

Index

Taxes, insurance, and other expense for each of 2011 and 2010 totaled $9.4 million (5% of total revenues for 2011) and $10.1 million (6% of total revenues for 2010) of which approximately $800,000 and $680,000 related to the New York hotel.  Tax expense in 2011 reflects successful real estate assessment appeals at certain locations.  New York hotel results in part reflect the scheduled decline in tax incentives in place at the purchase date of the hotel.

Land lease expense was $6.4 million for each of 2011 and 2010.  This expense represents the expense incurred by the Company to lease land for five hotel properties.  Land lease expense for the years ended December 31, 2011 and 2010 for the New York hotel was $5.9 million.

General and administrative expense for 2011 and 2010 was $5.3 million and $5.2 million.  The Company incurred approximately $1.1 million in legal costs in 2011, an increase over prior years due to the legal and related matters discussed herein and costs related to requests from the staff of the SEC as discussed above.  Also during the fourth quarter of 2011 the Company incurred costs of approximately $91,000 associated with the evaluation of a potential consolidation transaction with the other Apple REITs discussed above.

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

Interest expense for 2011 and 2010 totaled $12.1 million and $9.2 million and primarily represents interest expense incurred on mortgage loans assumed on 15 hotel properties acquired during 2008, four mortgage loans originated on existing hotel properties during 2011, and expenses associated with the Company’s lines of credit and term loans outstanding during the respective periods.  The increase in 2011 is due to the increase in outstanding debt during the year and the increase in the Company’s average interest rate.  Interest expense is offset by capitalized interest of $0.1 million in 2010 in conjunction with renovations.  Two mortgage loans and a term loan were repaid and extinguished in 2011.

Related Party Transactions

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section, and no new significant related party transactions during 2012.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”) to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of December 31, 2012, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels.  No fees or expenses were incurred by the Company during 2012, 2011 and 2010 under this contract.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company.  A8A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.0 million for each of the years ended December 31, 2012, 2011 and 2010.

In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to AFM on behalf of A8A approximately $1.8 million, $1.7 million and $1.8 million for the years ended December 31, 2012,

Index

2011 and 2010.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., A8A, Apple Nine Advisors, Inc.(“A9A”), Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc., Apple REIT Ten, Inc. and the Company (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities.  To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the merger”).  To maintain the current cost sharing structure, on November 29, 2012, A9A entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM.  The assignment and transfer is expected to occur immediately after the closing of the merger.  As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM.  The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A8A or the process of allocating costs from AFM to the Apple REIT Entities, excluding Apple REIT Six, Inc. as described above, which will increase the remaining Companies’ share of the allocated costs.

On November 29, 2012, in connection with the merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement which is expected to close immediately prior to the closing of the merger.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

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

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was $1.9 million and $2.1 million at December 31, 2012 and 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the

Index

years ended December 31, 2012, 2011 and 2010, the Company recorded a loss of approximately $0.2 million, $0.2 million and $0.8 million respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations.  Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

In 2010, Apple REIT Nine, Inc. purchased from the Company’s third party lender a note payable secured by the Columbia, South Carolina Hilton Garden Inn.  The purchase of the note by Apple REIT Nine, Inc. had no financial effect on the Company.  In December 2011, in accordance with the terms of the note, the note was extinguished by the Company through payment of all principal and interest due.

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

In April 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with a commercial bank, which provided for a $20 million revolving credit facility with a maturity of April 2012.  During the first quarter of 2012, the credit facility was extinguished and the outstanding principal balance totaling $20 million, plus accrued interest, was paid in full.  The Loan Agreement was guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and was secured by assets of Mr. Knight.  Mr. Knight did not receive any consideration in exchange for providing this guaranty and security.  The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement.

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11.00 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Index

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

Expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B convertible preferred shares.  If a conversion event had occurred at December 31, 2012, expense would have ranged from $0 to in excess of $63 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

Liquidity and Capital Resources

Contractual Commitments

The following is a summary of the Company’s significant commercial commitments as of December 31, 2012:

		Amount of Commitments Expiring per Period
Commercial Commitments (000's)	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $48.4 million)	$312,950	$62,469	$97,569	$132,898	$20,014
Ground leases	228,939	4,146	8,689	9,197	206,907
	$541,889	$66,615	$106,258	$142,095	$226,921

Capital Resources

The Company has a $60 million unsecured line of credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions.  The facility was originated in March 2012 and the scheduled maturity of the facility is March 2013; however, the Company has the right and intends, upon satisfaction of certain conditions including covenant compliance and payment of an extension fee, to extend the maturity date to March 2014.  Interest is payable monthly on the outstanding balance and the interest rate is equal to LIBOR (London Interbank Offered Rate for a one-month term) plus 3.0%, or the prime interest rate plus 2.0%, at the Company’s option.  The Company is also required to pay a fee of 0.35% on the average unused balance of the credit facility.  With the availability of this line of credit, the Company maintains little cash on hand, accessing the line as necessary.  Cash on hand was approximately $0.1 million at December 31, 2012.

At closing in March 2012, the Company borrowed approximately $48 million under the credit facility to pay all outstanding balances and extinguish its previously existing $75 million and $20 million credit facilities, and pay transaction costs.  At December 31, 2012, the outstanding balance under the credit facility was $45.3 million, and had an interest rate of approximately 3.21%.  Loan origination costs totaling approximately $0.4 million are being amortized as interest expense through the March 2013 maturity date.  The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreement):

·	Tangible Net Worth must exceed $275 million;

·	Total Debt to Asset Value must not exceed 50%;

·
Distributions, net of proceeds from the Company’s Dividend Reinvestment Program, cannot exceed $17 million during any calendar quarter in 2012 (and must not exceed $68 million in any cumulative 12 month period thereafter), and quarterly Distributions cannot exceed $0.1375 per share, unless such Distributions are less than total Funds From Operations for the quarter;

·	Loan balance must not exceed 45% of the Unencumbered Asset Value;

Index

·	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

·	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

The Company was in compliance with each of these covenants at December 31, 2012.

In September 2012, the Company entered into two secured mortgage loan agreements with a commercial lender.  A mortgage loan for $9.7 million is secured by the Company’s Tukwila, Washington Homewood Suites; a separate mortgage loan for $9.0 million is secured by the Company’s Somerset, New Jersey Courtyard.  Combined scheduled payments of interest and principal of $106 thousand are due monthly for each loan, and each loan will amortize on a 25 year term with a balloon payment due at maturity in October 2022.  Each mortgage loan has an applicable fixed interest rate of approximately 4.73%.  At closing, the Company used proceeds from each loan to reduce the outstanding balance on its credit facility, and to pay transaction costs.   Combined total loan origination costs of approximately $0.2 million are being amortized as interest expense through the October 2022 maturity date of each loan.

In January 2012, the Company entered into a secured mortgage loan agreement with a commercial bank for $40 million.  The loan is jointly secured by the Company’s Burbank, California Residence Inn and Oceanside, California Residence Inn.  Interest is payable monthly on the outstanding balance of the loan at a variable interest rate of one-month LIBOR plus 4.25%.  The loan matures in January 2015 with an option for the Company to extend the maturity for one year.  Interest only is payable for the first year of the loan, with monthly principal payments of $65,000 required beginning in February 2013.  Loan origination costs totaling approximately $0.5 million are being amortized as interest expense through the January 2015 maturity date.

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

Capital Uses

The Company’s principal sources of liquidity are the operating cash flow generated from the Company’s properties and its $60 million revolving credit facility.  The Company anticipates that cash flow from operations, the Company’s existing revolving line of credit facility, and access to commercial secured and unsecured credit markets will be adequate to meet its anticipated liquidity requirements, including debt service, capital improvements, required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), and planned Unit redemptions.  Although reduced in July 2011, the Company’s objective in setting a distribution rate is to project a rate that will provide consistency over the life of the Company, taking into account acquisitions, capital improvements, ramp-up of new properties and varying economic cycles.  With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company has and will attempt if necessary to utilize additional financing to achieve this objective.  Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions further to required levels.  If the Company were unable to extend maturing debt or enter into new borrowing agreements, or if it were to default on its debt, it may be unable to make distributions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions in 2012 totaled $51.2 million and were paid at a monthly rate of $0.045833 per common share.  For the same period the Company’s cash generated from operations was approximately $46.1 million. This shortfall includes a return of capital and was funded primarily by additional borrowings by the Company.  The Company intends to continue paying distributions on a monthly basis.  Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate of $0.045833 per month.  In June 2011, the Board of Directors approved a reduction in the Company’s annual distribution rate from $0.77 to $0.55 per common share; the reduction of the distribution was effective beginning with the July 2011

Index

distribution.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

In October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through December 31, 2012, the Company has redeemed approximately 7.4 million Units in the amount of $79.3 million under the program, including 1.7 million Units in the amount of $18.3 million in 2012 and 2.9 million Units in the amount of $32.1 million redeemed in 2011.  As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis.  Prior to 2011, the Company redeemed 100% of redemption requests.  The following is a summary of Unit redemptions during 2011 and 2012:

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421
October 2011	17,938,386	727,604	17,210,782
January 2012	18,910,430	454,405	18,456,025
April 2012	18,397,381	454,638	17,942,743
July 2012	18,607,044	362,553	18,244,491
October 2012	19,112,925	391,142	18,721,783

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.  Currently, the Company plans to redeem under its Unit Redemption Program approximately 1% of weighted average Units in 2013.

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting distributions to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through December 31, 2012, approximately 9.1 million Units were issued under the plan representing approximately $99.9 million, including 1.0 million Units for $11.0 million in 2012 and 1.8 million Units for $20.0 million in 2011.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels.   As of December 31, 2012, the Company held $12.7 million in restricted cash escrow accounts reserved for capital expenditures.  Total capital expenditures in 2012 were $11.6 million, and were $5.3 million in 2011.  Due to a post-recessionary low-growth economic environment during 2011 and 2010, the Company invested a lower than normal amount in capital expenditures in 2011 and 2010.  The Company anticipates 2013 capital improvements to be in the range of $15 to $18 million.  The Company does not currently have any existing or planned projects for development.

 Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of

Index

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

Seasonality

The hotel industry historically has been seasonal in nature.  Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues.  Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters.  To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or, if necessary, any available other financing sources to make distributions.

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount.  Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.  The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment.  As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that were recently renovated or experienced other short-term business disruption.  Since the Company’s planned initial hold period for each property is 39 years, the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date.  If events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

Subsequent Events

In January 2013, the Company declared and paid approximately $4.3 million, or $0.045833 per outstanding common share, in distributions to its common shareholders, of which approximately $0.8 million or

Index

75,000 Units were issued under the Company’s Dividend Reinvestment Plan.

In January 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 435,000 Units in the amount of $4.8 million.  As contemplated in the Program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 2% of the total 19.5 million requested Units to be redeemed, with approximately 19.1 million requested Units not redeemed.

In February 2013, the Company declared and paid approximately $4.2 million, or $0.045833 per outstanding common share, in distributions to its common shareholders, of which approximately $0.8 million or 73,000 Units were issued under the Company’s Dividend Reinvestment Plan.

The Company’s Board of Directors approved a reduction in the Company’s projected distribution rate from an annual rate of $0.55 per common share to $0.4675 per common share.  The change is effective with the distribution planned for April 2013.  The distribution will continue to be paid monthly.

Item 7A.            Quantitative and Qualitative Disclosure About Market Risk

With the exception of two interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments.  The Company entered into interest rate swap agreements with a notional amount at December 31, 2012 of approximately $46.7 million, and based on the London InterBank Offered Rate (“LIBOR”), to increase stability and manage interest rate fluctuations related to interest expense on two variable rate mortgage loans.  Neither swap is designated as a hedge, therefore the changes in the fair market values of each swap transaction are recorded in earnings.  The Company recognized a net loss of approximately $36 thousand in 2012 from the combined change in fair value of the two derivative instruments, which is recorded in Interest expense in the Company’s Consolidated Statements of Operations.

As of December 31, 2012, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk.  The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility and due to its variable interest rate term loans.  The Company had an outstanding balance of $45.3 million on its $60.0 million credit facility at December 31, 2012, and to the extent it utilizes the credit facility, the Company will be exposed to changes in short-term interest rates.  Additionally, the outstanding balance of the Company’s variable rate term mortgage loans was $46.7 million at December 31, 2012.  Based on these outstanding balances at December 31, 2012, every 100 basis points change in interest rates can potentially impact the Company’s annual net income by approximately $0.9 million, with all other factors remaining the same.  The Company’s cash balance at December 31, 2012 was approximately $0.1 million.

In addition to its variable rate debt discussed above, the Company has assumed fixed interest rate notes payable to lenders under permanent financing arrangements.  The following table summarizes the annual maturities and average interest rates of the Company’s notes payable and lines of credit outstanding at December 31, 2012.  All dollar amounts are in thousands.

	2013	2014	2015	2016	2017	Thereafter	Total	Market Value
Total debt:
Maturities	$49,533	$4,568	$70,786	$69,660	$53,522	$16,481	$264,550	$275,363
Average interest rate	5.4%	5.5%	5.7%	5.8%	5.5%	4.7%

Variable rate debt:
Maturities	$46,164	$938	$44,902	$-	$-	$-	$92,004	$92,795
Average interest rate	4.2%	4.4%	4.4%	-	-	-

Fixed rate debt:
Maturities	$3,369	$3,630	$25,884	$69,660	$53,522	$16,481	$172,546	$182,568
Average interest rate	5.8%	5.8%	5.8%	5.8%	5.5%	4.7%

Index

Item 8.               Financial Statements and Supplementary Data

Report of Management
on Internal Control Over Financial Reporting

March 7, 2013
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight	Bryan Peery
Chairman and Chief Executive Officer	Chief Financial Officer (Principal Accounting Officer)

Index

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Apple REIT Eight, Inc.

We have audited Apple REIT Eight, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple REIT Eight, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple REIT Eight, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Apple REIT Eight, Inc. and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 7, 2013

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Apple REIT Eight, Inc.

We have audited the accompanying consolidated balance sheets of Apple REIT Eight, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple REIT Eight, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple REIT Eight, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Richmond, Virginia
March 7, 2013

Index

APPLE REIT EIGHT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2012	2011
Assets
Investment in real estate, net of accumulated depreciation of $163,209 and $126,248, respectively	$889,222	$914,594
Cash and cash equivalents	68	0
Restricted cash-furniture, fixtures and other escrows	14,420	11,822
Due from third party managers, net	4,391	4,449
Other assets, net	4,763	4,844
Total Assets	$912,864	$935,709

Liabilities
Credit facilities	$45,300	$73,213
Mortgage debt	218,719	163,044
Accounts payable and accrued expenses	20,796	17,726
Intangible liabilities, net	8,874	9,738
Total Liabilities	293,689	263,721

Shareholders' Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,840,914 and 93,506,042 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,840,914 and 93,506,042 shares, respectively	919,605	926,759
Distributions greater than net income	(300,454)	(254,795)
Total Shareholders' Equity	619,175	671,988
Total Liabilities and Shareholders' Equity	$912,864	$935,709

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Room revenue	$183,913	$177,009	$169,944
Other revenue	14,015	13,695	12,678
Total revenue	197,928	190,704	182,622

Expenses:
Operating expense	53,115	49,751	48,064
Hotel administrative expense	16,314	16,293	15,774
Sales and marketing	15,449	14,889	14,109
Utilities	8,280	8,367	8,078
Repair and maintenance	9,910	9,725	9,591
Franchise fees	7,723	7,414	7,108
Management fees	7,024	6,764	6,263
Taxes, insurance and other	10,014	9,369	10,089
Land lease expense	6,400	6,391	6,386
General and administrative	6,576	5,302	5,216
Depreciation expense	36,961	35,987	34,979
Total expenses	177,766	170,252	165,657

Operating income	20,162	20,452	16,965

Net gain from mortgage debt restructuring and extinguishment	0	1,093	0
Investment income, net	19	23	3,076
Interest expense	(14,666)	(12,104)	(9,166)

Net income	$5,515	$9,464	$10,875

Basic and diluted net income per common share	$0.06	$0.10	$0.12

Weighted average common shares outstanding - basic and diluted	93,046	93,998	94,170

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

			Series B Convertible
	Common Stock		Preferred Stock		Distributions
	Number of Shares	Amount	Number of Shares	Amount	Greater than Net Income	Total

Balance at December 31, 2009	93,643	$927,269	240	$24	$(138,194)	$789,099
Net proceeds from the sale of common shares	2,372	26,207	0	0	0	26,207
Common shares redeemed	(1,400)	(14,743)	0	0	0	(14,743)
Realized gain on sale of equity securities	0	0	0	0	(2,404)	(2,404)
Net income	0	0	0	0	10,875	10,875
Cash distributions declared to shareholders ($0.77 per share)	0	0	0	0	(72,465)	(72,465)
Balance at December 31, 2010	94,615	938,733	240	24	(202,188)	736,569

Net proceeds from the sale of common shares	1,817	20,100	0	0	0	20,100
Common shares redeemed	(2,926)	(32,074)	0	0	0	(32,074)
Net income	0	0	0	0	9,464	9,464
Cash distributions declared to shareholders ($0.66 per share)	0	0	0	0	(62,071)	(62,071)
Balance at December 31, 2011	93,506	926,759	240	24	(254,795)	671,988

Net proceeds from the sale of common shares	998	11,119	0	0	0	11,119
Common shares redeemed	(1,663)	(18,273)	0	0	0	(18,273)
Net income	0	0	0	0	5,515	5,515
Cash distributions declared to shareholders ($0.55 per share)	0	0	0	0	(51,174)	(51,174)
Balance at December 31, 2012	92,841	$919,605	240	$24	$(300,454)	$619,175

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$5,515	$9,464	$10,875
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	36,961	35,987	34,979
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	510	(119)	505
Non-cash portion of net gain on extinguishment of mortgage debt	0	(1,482)	0
Net realized gain on sale of investments	0	0	(3,011)
Changes in operating assets and liabilities:
Decrease (increase) in due from third party managers	58	(418)	(112)
Decrease (increase) in other assets	191	(749)	(325)
Increase in accounts payable and accrued expenses	2,903	2,713	1,338
Net cash provided by operating activities	46,138	45,396	44,249

Cash flows from investing activities:
Capital improvements	(11,939)	(5,227)	(6,443)
Net (increase) decrease in cash restricted for property improvements	(2,556)	(2,671)	3,578
Proceeds from sale of equity securities - available for sale	0	0	3,804
Investment in other assets	0	0	(228)
Net cash provided by (used in) investing activities	(14,495)	(7,898)	711

Cash flows from financing activities:
Net proceeds related to issuance of Units	10,974	19,985	26,088
Redemptions of Units	(18,273)	(32,074)	(14,743)
Distributions paid to common shareholders	(51,174)	(62,071)	(72,465)
Net proceeds from (payments on) extinguished credit facilities	(73,213)	21,320	(6,454)
Net proceeds from existing credit facility	45,300	0	0
Proceeds from mortgage debt	58,700	60,000	39,000
Payments of mortgage debt	(2,717)	(43,519)	(15,942)
Deferred financing costs	(1,172)	(1,139)	(444)
Net cash used in financing activities	(31,575)	(37,498)	(44,960)

Net change in cash and cash equivalents	68	0	0
Cash and cash equivalents, beginning of period	0	0	0
Cash and cash equivalents, end of period	$68	$0	$0

Supplemental information:
Interest paid	$13,525	$11,601	$8,985

See notes to consolidated financial statements.

Index

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”) is a Virginia corporation formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company has no foreign operations or assets and as of December 31, 2012, its operations include two segments.  The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.  As of December 31, 2012, the Company owned 51 hotels located in 19 states with an aggregate of 5,912 rooms.

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

Investment in Real Estate and Related Depreciation

Real estate is stated at cost, net of depreciation.  Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over average estimated useful lives of the assets, which are 39 years for buildings, 16 years for franchise fees, ten years for major improvements, and three to seven years for furniture and equipment.

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

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties over their estimated remaining useful life, based on historical and industry data, is less than the properties’ carrying amount.  Indicators of impairment include a property with current or potential losses from operations, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life or when events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable.  The Company monitors its properties on an ongoing basis by analytically reviewing financial performance and considers each property individually for purposes of reviewing for indicators of impairment.  As many indicators of impairment are subjective, such as general economic and market declines, the Company also prepares an annual recoverability analysis for each of its properties to assist with its evaluation of impairment indicators.  The analysis compares each property’s net book value to each property’s estimated operating income using current operating results for each stabilized property and projected stabilized operating results based on the property’s market for properties that were recently renovated or experienced other short-term business disruption.  Since the Company’s planned initial hold period for each property is 39 years, the Company’s ongoing analysis and annual recoverability analysis have not identified any impairment losses and no impairment losses have been recorded to date.  If

Index

events or circumstances change such as the Company’s intended hold period for a property or if the operating performance of a property declines substantially for an extended period of time, the Company’s carrying value for a particular property may not be recoverable and an impairment loss will be recorded.  Impairment losses are measured as the difference between the asset’s fair value and its carrying value.

During 2010 the Company held equity securities classified as available-for-sale, in accordance with the applicable accounting standards for certain investments in debt and equity securities.  The Company sold these equity securities in 2010, resulting in a realized gain of $3.0 million which is recorded in Investment income, net in the Company’s consolidated statement of operations.

Revenue Recognition

Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

The Company recorded no comprehensive income other than net income for the periods reported.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect for the years ended December 31, 2012, 2011 and 2010. As a result, basic and dilutive outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are eligible to be converted to common shares.

Federal Income Taxes

The Company is operated as, and has elected to be taxed as, a REIT under Sections 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation.  Total distributions in 2012 of $0.55 per share for tax purposes were 28% ordinary income and 72% return of capital.  The characterization of 2011 distributions of $0.66 per share for tax purposes was 50% ordinary income and 50% return of capital. The characterization of 2010 distributions of $0.77 per share for tax purposes was 42% ordinary income and 58% return of capital.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the years ended December 31, 2012, 2011 and 2010, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain due to the history of operating losses. Total net operating loss carry forward for federal income tax purposes was approximately $50.3 million as of December 31, 2012. The net operating loss carry forward will expire beginning in 2027.  There are no material differences between the book and tax cost basis of the Company’s assets.  As of December 31, 2012, the tax years that remain subject to examination by major tax jurisdictions generally include 2009 to 2012.

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

Index

Note 2

Investment in Real Estate

The Company’s investment in real estate consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Land	$87,645	$87,645
Building and Improvements	883,855	878,125
Furniture, Fixtures and Equipment	78,308	72,449
Franchise Fees	2,623	2,623
	1,052,431	1,040,842
Less Accumulated Depreciation	(163,209)	(126,248)
Investment in real estate, net	$889,222	$914,594

Hotels Owned

As of December 31, 2012, the Company owned 51 hotels, located in nineteen states, consisting of the following:

Brand	Total by Brand	Number of Rooms
Courtyard	11	1,445
Residence Inn	10	1,067
Hilton Garden Inn	6	717
Hampton Inn	5	549
Homewood Suites	5	536
Fairfield Inn & Suites	3	331
Hampton Inn & Suites	3	298
SpringHill Suites	3	289
TownePlace Suites	3	252
Marriott	1	226
Renaissance	1	202
Total	51	5,912

At acquisition of the hotels, the purchase price of the hotels and other closing costs were allocated to the various components such as land, buildings and improvements, furniture and equipment, and intangible assets based on the fair value of each component.  No goodwill was recorded in connection with any of the acquisitions.  Generally, the Company has not acquired real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature.  However, in conjunction with two hotel acquisitions in 2008, one in New York, New York and one in Savannah, Georgia, amounts were identified and allocated to Intangible liabilities, net in the Company’s Consolidated Balance Sheets.  These amounts are being amortized to rental income and land lease expense over the remaining terms of the associated contracts (remaining terms at December 31, 2012 range from 5 - 42 years).  The unamortized value of these liabilities at December 31, 2012 was approximately $6.7 million for the New York hotel and $2.2 million for the Savannah, Georgia hotel. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Note 3

Credit Facilities, Mortgage Debt, and Net Gain from Mortgage Debt Restructuring and Extinguishment

Credit Facilities

In March 2012, the Company entered into a new $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions.  Interest is payable monthly on the outstanding balance

Index

based on an annual rate of either one-month LIBOR (the London Inter-Bank Offered Rate) plus 3.0%, or the prime interest rate plus 2.0%, at the Company’s option.  The Company is also required to pay a fee of 0.35% on the average unused balance of the credit facility.  Under the terms and conditions of the credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The credit facility matures in March 2013; however, the Company has the right and intends, upon satisfaction of certain conditions including covenant compliance and payment of an extension fee, to extend the maturity date to March 2014.

At closing in March 2012, the Company borrowed approximately $48 million under the credit facility to pay all outstanding balances and extinguish its previously existing $75 million and $20 million credit facilities, and pay transaction costs.  At December 31, 2012, the outstanding balance under the credit facility was $45.3 million, and had an interest rate of approximately 3.21%.  Loan origination costs totaling approximately $0.4 million are being amortized as interest expense through the March 2013 maturity date.  The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreement):

·	Tangible Net Worth must exceed $275 million;

·	Total Debt to Asset Value must not exceed 50%;

·
Distributions, net of proceeds from the Company’s Dividend Reinvestment Program, cannot exceed $17 million during any calendar quarter in 2012 (and must not exceed $68 million in any cumulative 12 month period thereafter), and quarterly Distributions cannot exceed $0.1375 per share, unless such Distributions are less than total Funds From Operations for the quarter;

·	Loan balance must not exceed 45% of the Unencumbered Asset Value;

·	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

·	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

The Company was in compliance with each of these covenants at December 31, 2012.

The Company’s prior unsecured credit facility originated in October 2010 and was modified in August 2011.  At time of its extinguishment in March 2012, the $75 million facility had an applicable annual interest rate equal to the one-month LIBOR plus 2.25%, subject to an interest rate floor of 3.75%.  The applicable interest rate on borrowings under the facility was 3.75% at December 31, 2011.  Prior to the credit facility’s modification in August 2011, the applicable interest rate floor was 3.50%.

In April 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with a commercial bank. The Loan Agreement provided for a revolving credit facility of $20 million and a maturity date of April 19, 2012. Interest was payable quarterly on the outstanding balance based on an annual rate of LIBOR plus 2.0%. The Loan Agreement was guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and was secured by assets of Mr. Knight. Mr. Knight did not receive any consideration in exchange for providing this guaranty and security. Proceeds of the loan were used by the Company for general working capital purposes, including the payment of redemptions and distributions. The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement. At December 31, 2011, the Loan Agreement had an outstanding principal balance of $20.0 million, at an interest rate of approximately 2.29%.  The Loan Agreement was paid off and extinguished in full in March 2012.

In October 2010 the Company entered into a $25 million term loan with a credit facility lender.  The loan was secured by two properties and had a maturity date of October 2012.  Payments of interest only were due monthly at LIBOR plus 2.25%, with a floor interest rate of 3.50%.  The term loan was paid off and extinguished in full in October 2011.

Mortgage Debt

In conjunction with the acquisition of 15 hotel properties in 2008, the Company assumed mortgage notes payable, secured by the applicable hotel property.  The Company entered into three mortgage loan agreements, secured by four additional hotel properties, during 2012 and four mortgage loan agreements, secured by four additional hotel properties, during 2011. In addition, two mortgage loans were extinguished during 2011. The following table summarizes the hotel property, interest rate, maturity date, principal amount assumed or originated, and the outstanding balance as of December 31, 2012 and 2011 for the Company’s mortgage loan obligations.  All dollar amounts are in thousands.

Index

Location	Brand	Interest Rate	Maturity Date	Principal Assumed or Originated	Outstanding Principal Balance as of Dec. 31, 2012	Outstanding Principal Balance as of Dec. 31, 2011
Oceanside, CA(4)	Residence Inn	(1)	1/13/2015	$16,000	$16,000	$0
Burbank, CA(4)	Residence Inn	(1)	1/13/2015	24,000	24,000	0
Overland Park, KS	Residence Inn	5.74%	4/1/2015	7,079	6,259	6,453
Westford, MA	Residence Inn	(2)	10/1/2015	7,199	6,704	6,844
Kansas City, MO	Residence Inn	5.74%	11/1/2015	11,645	10,839	11,029
Fayetteville, NC	Residence Inn	5.14%	12/1/2015	7,204	6,721	6,864
Hilton Head, SC	Hilton Garden Inn	6.29%	4/11/2016	6,371	5,746	5,898
Virginia Beach, VA(3)	Courtyard	6.02%	11/11/2016	14,500	14,235	14,479
Virginia Beach, VA(3)	Courtyard	6.02%	11/11/2016	17,500	17,180	17,475
Charlottesville, VA(3)	Courtyard	6.02%	11/11/2016	15,500	15,217	15,478
Carolina Beach, NC(3)	Courtyard	6.02%	11/11/2016	12,500	12,272	12,482
Winston-Salem, NC	Courtyard	5.94%	12/8/2016	8,000	7,595	7,705
Savannah, GA	Hilton Garden Inn	5.87%	2/1/2017	5,679	5,143	5,277
Greenville, SC	Residence Inn	6.03%	2/8/2017	6,512	6,128	6,220
Birmingham, AL	Homewood Suites	6.03%	2/8/2017	11,815	11,118	11,286
Jacksonville, FL	Homewood Suites	6.03%	2/8/2017	17,159	16,161	16,405
Concord, NC	Hampton Inn	6.10%	3/1/2017	5,143	4,814	4,891
Suffolk, VA	TownePlace Suites	6.03%	7/1/2017	6,630	6,286	6,286
Suffolk, VA	Courtyard	6.03%	7/1/2017	8,644	8,195	8,195
Somerset, NJ(4)	Courtyard	4.73%	10/6/2022	9,000	8,970	0
Tukwila, WA(4)	Homewood Suites	4.73%	10/6/2022	9,700	9,667	0
				$227,780	$219,250	$163,267

(1) The interest rate on this mortgage is a variable rate based on 1-month LIBOR. An interest rate swap agreement entered into in January 2012, when the loan was originated, results in an effective annual fixed interest rate of 5.25%.

(2) The interest rate on this mortgage is a variable rate based on 1-month LIBOR. An interest rate swap agreement entered into in October 2010, when this loan was refinanced, results in an effective annual fixed interest rate of 5.30%.

(3) Loan was originated in 2011.
(4) Loan was originated in 2012.

In September 2012, the Company entered into two secured mortgage loan agreements with a commercial lender.  A mortgage loan for $9.7 million is secured by the Company’s Tukwila, Washington Homewood Suites; a separate mortgage loan for $9.0 million is secured by the Company’s Somerset, New Jersey Courtyard.  Combined scheduled payments of interest and principal of $106 thousand are due monthly for each loan, and each loan will amortize on a 25 year term with a balloon payment due at maturity in October 2022.  Each mortgage loan has an applicable fixed interest rate of approximately 4.73%.  At closing, the Company used proceeds from each loan to reduce the outstanding balance on its credit facility, and to pay transaction costs.   Combined total loan origination costs of approximately $0.2 million are being amortized as interest expense through the October 2022 maturity date of each loan.

In January 2012, the Company entered into a secured mortgage loan agreement with a commercial bank for $40 million.  The loan is jointly secured by the Company’s Burbank, California Residence Inn and Oceanside, California Residence Inn.  Interest is payable monthly on the outstanding balance of the loan at a variable interest rate of one-month LIBOR plus 4.25%.  The loan matures in January 2015 with an option for the Company to extend the maturity for one year.  Interest only is payable for the first year of the loan, with monthly principal payments of $65,000 required beginning in February 2013.  Loan origination costs totaling

Index

approximately $0.5 million are being amortized as interest expense through the January 2015 maturity date.

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

 In October 2011, the Company entered into four separate secured loan agreements with a commercial real estate lender.  Each loan is secured by one of the following Company hotels:  Carolina Beach, North Carolina Courtyard; Charlottesville, Virginia Courtyard; Virginia Beach, Virginia Courtyard North; and Virginia Beach, Virginia Courtyard South.  Each loan matures in November 2016, and will amortize based on a 25 year term with a balloon payment due at maturity.  Interest is payable monthly on the outstanding balance of each loan at an annual rate of 6.015%.  The total proceeds of $60.0 million under the four loan agreements were used to extinguish the Company’s $25.0 million secured term loan due in October 2012, reduce the outstanding balance on the Company’s prior $75.0 million unsecured line of credit facility, and to pay loan origination and other transaction costs of approximately $1.1 million.

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

The aggregate amounts of principal payable under the Company’s notes payable (mortgage debt and the balance outstanding under the Company’s credit facility), for the five years subsequent to December 31, 2012 and thereafter are as follows (in thousands):

Total
2013	$49,533
2014	4,568
2015	70,786
2016	69,660
2017	53,522
Thereafter	16,481
264,550
Fair Value Adjustment of Assumed Debt	(531)
Total	$264,019

A fair value adjustment was recorded for the assumption of above and below market rate mortgage loans in connection with some of the Company’s mortgage debt assumptions and originations.  These fair value adjustments will be amortized into interest expense over the remaining term of the related indebtedness using a method approximating the effective interest rate method.  The effective interest rates on the applicable debt obligations assumed ranged from 5.4% to 6.9% at the date of assumption.  The total amortization adjustment resulted in an addition to interest expense of $209,000 and $40,000 for the years ended December 31, 2012 and 2011, respectively, and a reduction to interest expense of $340,000 for the year ended December 31, 2010.

With the assumption of mortgage loans on purchased hotels and with its originated loans and credit facilities, the Company incurred loan origination and modification costs.  In 2012 and 2011 in conjunction with its debt origination and refinancing activities, loan origination costs totaled $1.2 million and $1.1 million, respectively.  All such costs are amortized over the period to maturity of the applicable mortgage loan or credit agreement, or to termination of the applicable mortgage loan or credit agreement, as an addition to interest expense.  Amortization of such costs totaled $1.0 million, $0.9 million, and $0.4 million for the years ended

Index

December 31, 2012, 2011 and 2010, respectively.

The Company’s Interest expense in its Consolidated Statements of Operations is net of capitalized interest of $0.4 million and $0.1 million for the years ended December 31, 2012 and 2010.  Interest capitalized during the year ended December 31, 2011 was not significant.  The interest was capitalized in conjunction with hotel renovations.

Net Gain from Mortgage Debt Restructuring and Extinguishment

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

Note 4

Fair Value of Financial Instruments and Derivative Transactions

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs.  Market rates take into consideration general market conditions and maturity.  As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was approximately $264.0 million and $275.4 million.  As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $236.3 million and $236.7 million.  The carrying value of the Company’s other non-derivative financial instruments approximates fair value due to the short-term nature of these financial instruments.

In January 2012, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month LIBOR plus 4.25%, originated with a $40.0 million term loan jointly secured by the Burbank, California Residence Inn and the Oceanside, California Residence Inn.  Under terms of the interest rate swap agreement, the Company pays a fixed rate of 1.00% and receives floating rate interest equal to the one month LIBOR, effectively fixing the interest rate at 5.25%.  The notional amount amortizes in tandem with the amortization of the underlying mortgage debt, and totaled $40.0 million at December 31, 2012.  The interest rate swap agreement matures in January 2015.

In October 2010, the Company entered into an interest rate swap agreement that effectively fixes the interest rate on a variable rate mortgage, bearing interest at one month LIBOR plus 3.50%, originated upon the refinance of the debt associated with the Westford, Massachusetts Residence Inn.  Under the terms of this interest rate swap, the Company pays a fixed rate interest of 1.80% and receives floating rate interest equal to the one month LIBOR, effectively fixing the interest at a rate of 5.30%.  The notional amount of the interest rate swap agreement amortizes in tandem with the amortization of the underlying mortgage debt, and totaled $6.7 million and $6.8 million as of December 31, 2012 and 2011, respectively.  The interest rate swap agreement matures in October 2015.

The two derivatives are recorded in the Company’s Consolidated Balance Sheets at fair value.  At December 31, 2012 and 2011, a liability of $0.8 million and $0.2 million, respectively, was included in Accounts payable and accrued expenses.  The fair value of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) which is considered a Level 2 measurement within the Financial Accounting Standards Board’s (“FASB”) fair value hierarchy.  The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable

Index

market interest rate curves.  The two derivatives are not designated as qualifying hedges of interest risk, and therefore the changes in the fair value are recognized as Interest expense in the Consolidated Statements of Operations.  For the year ended December 31, 2012, the change in fair value resulted in an additional $36,000 in interest expense.  For the year ended December 31, 2011, the change in fair value resulted in an additional $284,000 in interest expense.  For the year ended December 31, 2010, the change in fair value resulted in a credit, or reduction in interest expense, of $40,000.

Note 5

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.  The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions.  There were no changes to the contracts discussed in this section, and no new significant related party transactions during 2012.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company has a contract with Apple Suites Realty Group, Inc. (“ASRG”) to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  As of December 31, 2012, payments to ASRG for services under the terms of this contract have totaled approximately $19.0 million since inception, which were capitalized as a part of the purchase price of the hotels.  No fees or expenses were incurred by the Company during 2012, 2011 and 2010 under this contract.

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company.  A8A provides these management services through an affiliate called Apple Fund Management LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services.  Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $1.0 million for each of the years ended December 31, 2012, 2011 and 2010.

In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to AFM on behalf of A8A approximately $1.8 million, $1.7 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010.  The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., A8A, Apple Nine Advisors, Inc.(“A9A”), Apple Ten Advisors, Inc., ASRG and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc., Apple REIT Ten, Inc. and the Company (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

The Advisors and Apple REIT Entities allocate all of the costs of AFM among the Apple REIT Entities and the Advisors. The allocation of costs from AFM is reviewed at least annually by the Compensation Committees of the Apple REIT Entities.  In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business

Index

activity and the extent to which each company requires the services of particular personnel of AFM.  Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  As part of this arrangement, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities.  To efficiently manage cash disbursements, an individual Apple REIT Entity may make payments for any or all of the related companies.  The amounts due to or from the related Apple REIT Entity are reimbursed or collected and are not significant in amount.

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the merger”).  To maintain the current cost sharing structure, on November 29, 2012, A9A entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM.  The assignment and transfer is expected to occur immediately after the closing of the merger.  As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM.  The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A8A or the process of allocating costs from AFM to the Apple REIT Entities, excluding Apple REIT Six, Inc. as described above, which will increase the remaining Companies’ share of the allocated costs.

On November 29, 2012, in connection with the merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement which is expected to close immediately prior to the closing of the merger.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

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

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was $1.9 million and $2.1 million at December 31, 2012 and 2011.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the years ended December 31, 2012, 2011 and 2010, the Company recorded a loss of approximately $0.2 million, $0.2 million and $0.8 million respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft and the reduction in basis of the aircraft in 2010 due to the planned trade in for one new airplane in 2011, and is included in general and administrative expense in the Company’s consolidated statements of operations.  Apple Air owned two aircraft during 2010, but reduced its ownership to one aircraft during the first quarter of 2011.

In 2010, Apple REIT Nine, Inc. purchased from the Company’s third party lender a note payable secured by the Columbia, South Carolina Hilton Garden Inn.  The purchase of the note by Apple REIT Nine, Inc. had no financial effect on the Company.  In December 2011, in accordance with the terms of the note, the note was extinguished by the Company through payment of all principal and interest due.

The Company has incurred legal fees associated with the Legal Proceedings discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the legal matters discussed herein for all of the Apple REIT Companies were approximately $7.3 million in 2012 of which approximately $1.6 million was allocated to the Company.

In April 2011, the Company entered into a Loan Agreement (the “Loan Agreement”) with a commercial

Index

bank, which provided for a $20 million revolving credit facility with a maturity of April 2012.  During the first quarter of 2012, the credit facility was extinguished and the outstanding principal balance totaling $20 million, plus accrued interest, was paid in full.  The Loan Agreement was guaranteed by Glade M. Knight, the Company’s Chairman and Chief Executive Officer and was secured by assets of Mr. Knight.  Mr. Knight did not receive any consideration in exchange for providing this guaranty and security.  The independent directors of the Company’s Board of Directors approved Mr. Knight providing a guaranty under the Loan Agreement.

Note 6

Shareholders’ Equity

Best-efforts Offering

The Company concluded its best-efforts offering of Units in April 2008. The Company registered its Units on Registration Statement Form S-11 (File No. 333-140548). The Company began its best-efforts offering (the “Offering”) of Units, on July 19, 2007, the same day the Registration Statement was declared effective by the Securities and Exchange Commission.

Series A Preferred Stock

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) is equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Preferred Stock

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

Upon the Company’s liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment before any distribution of liquidation proceeds to the holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares’ distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11.00 per number of common shares each Series B convertible preferred share would be convertible into according to the formula described below. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis.

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

Index

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

Expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B convertible preferred shares.  If a conversion event had occurred at December 31, 2012, expense would have ranged from $0 to in excess of $63 million (assumes $11 per common share fair market value) which represents approximately 5.8 million shares of common stock.

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

Unit Redemption Plan

In October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years or 100% of the price per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any 12-month period is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price for redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since the inception of the program through December 31, 2012, the Company has redeemed approximately 7.4 million Units in the amount of $79.3 million under the program, including 1.7 million Units in the amount of $18.3 million in 2012 and 2.9 million Units in the amount of $32.1 million redeemed in 2011. As contemplated by the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis.  Prior to 2011, the Company redeemed 100% of redemption requests.  The following is a summary of Unit redemptions during 2011 and 2012:

Index

Redemption Date	Requested Unit Redemptions	Units Redeemed	Redemption Requests not Redeemed
January 2011	1,168,279	732,647	435,632
April 2011	1,529,096	729,016	800,080
July 2011	8,255,381	736,960	7,518,421
October 2011	17,938,386	727,604	17,210,782
January 2012	18,910,430	454,405	18,456,025
April 2012	18,397,381	454,638	17,942,743
July 2012	18,607,044	362,553	18,244,491
October 2012	19,112,925	391,142	18,721,783

As noted in the table above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Dividend Reinvestment Plan

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting distributions to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception through December 31, 2012, approximately 9.1 million Units were issued under the plan representing approximately $99.9 million, including 1.0 million Units for $11.0 million in 2012 and 1.8 million Units for $20.0 million in 2011.

Distributions

In 2012, the annual distribution rate for common shares was $0.55 per common share, and was composed of twelve monthly distributions of $0.045833 per share.  A total of $51.2 million was distributed during the year ended December 31, 2012.  In June 2011 the Company’s Board of Directors reduced the annual distribution rate to $0.55 per common share; the previous annual distribution rate was $0.77 per common share.  The reduction was effective with the July 2011 distribution.  A total of $0.66 per common share was distributed during the year ended December 31, 2011, composed of six monthly distributions of $0.064167 per common share and six monthly distributions of $0.045833 per common share, for a total of $62.1 million.  The Company’s annual distribution rate was $0.77 per common share for the year ended December 31, 2010, for a total $72.5 million, and was composed of twelve monthly distributions of $0.064167 per common share.

 Note 7

Stock Option Plans

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

Index

During 2012, 2011 and 2010, the Company granted options to purchase 74,432, 75,308 and 75,284 Units under the Directors Plan and granted no options under the Incentive Plan. All of the options issued vested at the date of issuance and have an exercise price of $11 per Unit.  Activity in the Company’s share option plan during 2012, 2011 and 2010 is summarized in the following table:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Outstanding, beginning of year:	319,776	244,468	169,184
Granted	74,432	75,308	75,284
Exercised	0	0	0
Expired or canceled	0	0	0
Outstanding, end of year:	394,208	319,776	244,468
Exercisable, end of year:	394,208	319,776	244,468
The weighted-average exercise price of outstanding options:	$11.00	$11.00	$11.00

The Company records compensation expense related to the issuance of stock options based on a determination of the fair value of options issued.  Compensation expense associated with the issuance of stock options was approximately $145,000 in 2012, $115,000 in 2011 and $118,000 in 2010.

Note 8

Management and Franchise Agreements

Each of the Company’s 51 hotels are operated and managed, under separate management agreements, by affiliates of one of the following companies (indicates the number of hotels managed):  Newport Hospitality Group, Inc. (“Newport”) (9), Larry Blumberg & Associates (“LBA”) (3), Western International (“Western”) (1), Marriott International, Inc. (“Marriott”) (3), White Lodging Services Corporation (“White”) (1), Dimension Development Company (“Dimension”) (4), Inn Ventures, Inc. (“Inn Ventures”) (1), True North Hotel Group, Inc. (“True North”) (7), Intermountain Management, LLC (“Intermountain”) (7), MHH Management, LLC (“McKibbon”) (7) or Crestline Hotels & Resorts, Inc. (“Crestline”) (8).  The agreements generally provide for initial terms ranging from one to thirty years.  Fees associated with the agreements generally include the payment of base management fees, incentive management fees, accounting fees, and other fees for centralized services which are allocated among all of the hotels that receive the benefit of such services.  Base management fees are calculated as a percentage of gross revenues.  Incentive management fees are calculated as a percentage of operating profit in excess of a priority return to the Company, as defined in the management agreements.  The Company has the option to terminate the management agreements if specified performance thresholds are not satisfied.  During the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $7.0 million, $6.8 million and $6.3 million in management fees.

Newport, LBA, Western, White, Dimension, Inn Ventures, True North, Intermountain, McKibbon and Crestline are not affiliated with either Marriott or Hilton, and as a result, the hotels they manage were required to obtain separate franchise agreements with each respective franchisor. The Hilton franchise agreements generally provide for initial terms of 10 to 20 years. Fees associated with the agreements generally include the payment of royalty fees and program fees. The Marriott franchise agreements provide for initial terms of 10 to 30 years with certain agreements having options to renew.  Fees associated with the agreements include the payment of royalty fees, marketing fees, reservation fees and a communications support fee based on room revenues.   During the years ended December 31, 2012, 2011 and 2010 the Company incurred approximately $7.7 million, $7.4 million and $7.1 million in franchise fees.

Note 9

Commitments

In connection with the acquisition of five hotels, the Company assumed five land leases.  The initial terms of the leases range from approximately 15 to 80 years.  One of the lease’s rent is adjusted periodically for consumer price index increases.  Two of the leases have defined escalations over the life of the lease and straight-line rent is being recorded to reflect the average rent over the life of the leases.  The accrued straight line lease liability balance at December 31, 2012 and 2011 was $13.2 million and $10.8 million and is recorded in Accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets.

Index

The aggregate amounts of the estimated lease payments pertaining to all land leases, for the five years subsequent to December 31, 2012 and thereafter are as follows (in thousands):

Total

2013	$4,146
2014	4,283
2015	4,406
2016	4,533
2017	4,664
Thereafter	206,907
Total	$228,939

           Also, the New York, New York and Somerset, New Jersey hotels have leases for retail space.  The remaining terms of these leases range from approximately six months to seven years and the remaining minimum lease payments to be received are approximately $9.0 million.  The aggregate amount of the minimum rentals to be received for the five years subsequent to December 31, 2012 and thereafter are as follows (in thousands):

Total

2013	$1,812
2014	1,721
2015	1,696
2016	1,452
2017	1,350
Thereafter	1,017
Total	$9,048

Rental income from these leases is recorded in Other revenue in the Company’s Consolidated Statements of Operations.

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

Index

	For the year ended December 31, 2012
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated
Total revenue	$22,683	$175,245	$0	$197,928
Hotel expenses	20,537	113,692	0	134,229
General and administrative expense	0	0	6,576	6,576
Depreciation expense	6,567	30,394	0	36,961
Operating income/(loss)	(4,421)	31,159	(6,576)	20,162
Investment income, net	0	0	19	19
Interest expense	0	(12,543)	(2,123)	(14,666)
Net income/(loss)	$(4,421)	$18,616	$(8,680)	$5,515

Total assets	$106,971	$803,730	$2,163	$912,864

	For the year ended December 31, 2011
	New York, New York Hotel	All Other Hotels	Corporate	Consolidated
Total revenue	$21,631	$169,073	$0	$190,704
Hotel expenses	18,956	110,007	0	128,963
General and administrative expense	0	0	5,302	5,302
Depreciation expense	6,531	29,456	0	35,987
Operating income/(loss)	(3,856)	29,610	(5,302)	20,452
Net gain from mortgage debt restructuring and extinguishment	0	1,093	0	1,093
Investment income, net	0	0	23	23
Interest expense	0	(8,494)	(3,610)	(12,104)
Net income/(loss)	$(3,856)	$22,209	$(8,889)	$9,464

Total assets	$112,526	$820,937	$2,246	$935,709

Note 11

Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc., et al, putative class action lawsuit, which was filed on June 20, 2011.

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

Index

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

The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers.  The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company’s consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.

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

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2012 and 2011.

2012 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$43,217	$53,631	$55,630	$45,450
Net income / (loss)	$(2,318)	$4,606	$5,335	$(2,108)
Basic and diluted income / (loss) per common share	$(0.02)	$0.05	$0.06	$(0.02)
Distributions paid per share	$0.137	$0.137	$0.137	$0.137

2011 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$40,317	$51,883	$53,930	$44,574
Net income / (loss)	$(2,109)	$4,774	$7,137	$(338)
Basic and diluted income / (loss) per common share	$(0.02)	$0.05	$0.08	$0.00
Distributions paid per share	$0.193	$0.193	$0.137	$0.137

Index

Note 13

Subsequent Events

In January 2013, the Company declared and paid approximately $4.3 million, or $0.045833 per outstanding common share, in distributions to its common shareholders, of which approximately $0.8 million or 75,000 Units were issued under the Company’s Dividend Reinvestment Plan.

In January 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 435,000 Units in the amount of $4.8 million.  As contemplated in the Program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 2% of the total 19.5 million requested Units to be redeemed, with approximately 19.1 million requested Units not redeemed.

In February 2013, the Company declared and paid approximately $4.2 million, or $0.045833 per outstanding common share, in distributions to its common shareholders, of which approximately $0.8 million or 73,000 Units were issued under the Company’s Dividend Reinvestment Plan.

The Company’s Board of Directors approved a reduction in the Company’s projected distribution rate from an annual rate of $0.55 per common share to $0.4675 per common share.  The change is effective with the distribution planned for April 2013.  The distribution will continue to be paid monthly.

Index

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.  There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting, which are incorporated by reference herein.

Item 9B.            Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2013 Proxy Statement is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2013 Proxy Statement is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2013 Proxy Statement is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2013 Proxy Statement is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2013 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2013 Proxy Statement is incorporated herein by this reference.

Index

PART IV

Item 15.             Exhibits, Financial Statement Schedules

1. Financial Statements of Apple REIT Eight, Inc.

Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

Index

SCHEDULE III
Real Estate and Accumulated Depreciation
As of December 31, 2012
(dollars in thousands)

						Subsequently
				Initial Cost		Capitalized	Total
					Bldg./	Bldg.	Gross	Acc.	Date of	Date	Depreciable	# of
City	State	Brand	Encumbrances	Land	FF&E /Other	Imp. & FF&E	Cost (1)	Deprec.	Construction	Acquired	Life	Guestrooms
Birmingham	AL	Homewood Suites	$11,118	$1,176	$15,917	$391	$17,484	$(2,502)	2005	May-08	3 - 39 yrs.	95
Rogers	AR	Fairfield Inn	0	881	7,394	1,198	9,473	(1,632)	2002	February-08	3 - 39 yrs.	99
Rogers	AR	Residence Inn	0	920	11,187	1,271	13,378	(1,950)	2003	February-08	3 - 39 yrs.	88
Springdale	AR	Residence Inn	0	447	5,383	1,476	7,306	(1,533)	2001	March-08	3 - 39 yrs.	72
Burbank	CA	Residence Inn	24,000	4,229	47,200	78	51,507	(6,656)	2007	May-08	3 - 39 yrs.	166
Cypress	CA	Courtyard	0	3,234	28,688	1,454	33,376	(4,653)	1988	April-08	3 - 39 yrs.	180
Oceanside	CA	Residence Inn	16,000	3,312	25,964	93	29,369	(3,884)	2007	May-08	3 - 39 yrs.	125
Sacramento	CA	Hilton Garden Inn	0	2,544	25,764	2,059	30,367	(4,749)	1999	March-08	3 - 39 yrs.	154
San Jose	CA	Homewood Suites	0	6,523	15,901	2,146	24,570	(3,060)	1991	July-08	3 - 39 yrs.	140
Tulare	CA	Hampton Inn & Suites	0	1,100	9,495	35	10,630	(1,659)	2008	June-08	3 - 39 yrs.	86
Jacksonville	FL	Homewood Suites	16,161	1,546	22,370	698	24,614	(3,421)	2005	June-08	3 - 39 yrs.	119
Sanford	FL	SpringHill Suites	0	933	10,609	440	11,982	(1,737)	2000	March-08	3 - 39 yrs.	105
Tallahassee	FL	Hilton Garden Inn	0	0	13,580	178	13,758	(2,291)	2006	January-08	3 - 39 yrs.	85
Tampa	FL	TownePlace Suites	0	1,307	10,344	366	12,017	(1,656)	1999	June-08	3 - 39 yrs.	95
Port Wentworth	GA	Hampton Inn	0	837	10,288	281	11,406	(1,598)	1997	January-08	3 - 39 yrs.	106
Savannah	GA	Hilton Garden Inn	5,143	0	15,119	786	15,905	(2,491)	2004	July-08	3 - 39 yrs.	105
Overland Park	KS	Fairfield Inn & Suites	0	1,571	10,875	27	12,473	(1,700)	2008	August-08	3 - 39 yrs.	110
Overland Park	KS	Residence Inn	6,259	1,522	14,631	422	16,575	(2,387)	2000	April-08	3 - 39 yrs.	120
Overland Park	KS	SpringHill Suites	0	939	8,214	836	9,989	(1,471)	1999	March-08	3 - 39 yrs.	102
Wichita	KS	Courtyard	0	1,177	8,013	852	10,042	(1,635)	2000	June-08	3 - 39 yrs.	90
Bowling Green	KY	Hampton Inn	0	1,481	17,890	255	19,626	(2,877)	1989	December-07	3 - 39 yrs.	130
Marlborough	MA	Residence Inn	0	2,112	18,591	213	20,916	(3,132)	2006	January-08	3 - 39 yrs.	112
Westford	MA	Hampton Inn & Suites	0	1,570	14,122	95	15,787	(2,356)	2007	March-08	3 - 39 yrs.	110
Westford	MA	Residence Inn	6,704	906	14,173	1,152	16,231	(2,684)	2000	April-08	3 - 39 yrs.	108
Annapolis	MD	Hilton Garden Inn	0	2,440	23,342	83	25,865	(3,739)	2007	January-08	3 - 39 yrs.	126
Kansas City	MO	Residence Inn	10,839	1,178	16,152	2,052	19,382	(3,413)	1968	April-08	3 - 39 yrs.	106
Carolina Beach	NC	Courtyard	12,272	3,244	21,617	1,960	26,821	(3,772)	2003	June-08	3 - 39 yrs.	144
Concord	NC	Hampton Inn	4,814	1,241	8,366	290	9,897	(1,570)	1996	March-08	3 - 39 yrs.	101
Dunn	NC	Hampton Inn	0	545	12,542	405	13,492	(2,279)	2006	January-08	3 - 39 yrs.	120
Fayetteville	NC	Residence Inn	6,721	668	12,570	182	13,420	(2,088)	2006	May-08	3 - 39 yrs.	92
Greensboro	NC	SpringHill Suites	0	663	7,634	120	8,417	(1,278)	2004	November-07	3 - 39 yrs.	82
Matthews	NC	Hampton Inn	0	636	10,436	627	11,699	(2,074)	1995	January-08	3 - 39 yrs.	92
Wilmington	NC	Fairfield Inn & Suites	0	1,841	13,475	21	15,337	(1,929)	2008	December-08	3 - 39 yrs.	122
Winston-Salem	NC	Courtyard	7,595	1,439	12,457	1,758	15,654	(2,126)	1998	May-08	3 - 39 yrs.	122
Somerset	NJ	Courtyard	8,970	0	16,504	193	16,697	(2,754)	2001	November-07	3 - 39 yrs.	162
New York	NY	Renaissance	0	0	111,870	21,778	133,648	(29,669)	1916	January-08	3 - 39 yrs.	202
Tulsa	OK	Hampton Inn & Suites	0	899	9,940	80	10,919	(1,896)	2007	December-07	3 - 39 yrs.	102
Columbia	SC	Hilton Garden Inn	0	1,385	20,499	97	21,981	(3,005)	2006	September-08	3 - 39 yrs.	143
Greenville	SC	Residence Inn	6,128	692	8,372	223	9,287	(1,365)	1998	May-08	3 - 39 yrs.	78
Hilton Head	SC	Hilton Garden Inn	5,746	1,094	13,114	1,557	15,765	(2,697)	2001	May-08	3 - 39 yrs.	104
Chattanooga	TN	Homewood Suites	0	688	8,211	2,314	11,213	(2,380)	1997	December-07	3 - 39 yrs.	76
Texarkana	TX	Courtyard	0	678	12,656	1,345	14,679	(1,981)	2003	March-08	3 - 39 yrs.	90
Texarkana	TX	TownePlace Suites	0	615	8,742	320	9,677	(1,676)	2006	March-08	3 - 39 yrs.	85
Charlottesville	VA	Courtyard	15,217	2,312	26,436	975	29,723	(3,689)	2000	June-08	3 - 39 yrs.	139
Chesapeake	VA	Marriott Full Service	0	3,256	36,384	57	39,697	(6,122)	2008	October-08	3 - 39 yrs.	226
Harrisonburg	VA	Courtyard	0	1,684	22,137	1,813	25,634	(3,564)	1999	November-07	3 - 39 yrs.	125
Suffolk	VA	Courtyard	8,195	968	11,684	36	12,688	(1,948)	2007	July-08	3 - 39 yrs.	92
Suffolk	VA	TownePlace Suites	6,286	750	9,390	12	10,152	(1,527)	2007	July-08	3 - 39 yrs.	72
VA Beach	VA	Courtyard	14,235	7,203	20,708	2,216	30,127	(3,151)	1999	June-08	3 - 39 yrs.	141
VA Beach	VA	Courtyard	17,180	9,871	30,988	2,080	42,939	(5,060)	2002	June-08	3 - 39 yrs.	160
Tukwila	WA	Homewood Suites	9,667	1,388	14,756	2,614	18,758	(2,743)	1991	July-08	3 - 39 yrs.	106
Construction in Progress			0	0	0	82	82	0
			$219,250	$87,645	$902,694	$62,092	$1,052,431	$(163,209)				5,912

(1) The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

Index

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
As of December 31, 2012
(dollars in thousands)

	2012	2011	2010
Real estate owned:
Balance as of January 1	$1,040,842	$1,035,573	$1,030,055
Acquisitions	0	0	83
Improvements	11,589	5,269	5,435
Balance at December 31	$1,052,431	$1,040,842	$1,035,573

	2012	2011	2010
Accumulated depreciation:
Balance as of January 1	$(126,248)	$(90,261)	$(55,282)
Depreciation expense	(36,961)	(35,987)	(34,979)
Balance at December 31	$(163,209)	$(126,248)	$(90,261)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE REIT EIGHT, INC.

By:	/s/ Glade M. Knight	Date: March 7, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: March 7, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Glade M. Knight	Date: March 7, 2013
Glade M. Knight, Director

By:	/s/ Glenn W. Bunting, Jr.	Date: March 7, 2013
Glenn W. Bunting, Jr., Director

By:	/s/ Kent W. Colton	Date: March 7, 2013
Kent W. Colton, Director

By:	/s/ Michael S. Waters	Date: March 7, 2013
Michael S. Waters, Director

By:	/s/ Robert M. Wily	Date: March 7, 2013
Robert M. Wily, Director

Index

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

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

Index

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
The following materials from Apple REIT Eight, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

* Denotes Compensation Plan.

Index