Form 10-Q
period 2013-03-31
Apple REIT Eight, Inc.
filed 2013-05-07
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of registrant’s common shares outstanding as of May 1, 2013: 92,529,775

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

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

APPLE REIT EIGHT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $172,585 and $163,209, respectively	$881,234	$889,222
Cash and cash equivalents	0	68
Restricted cash-furniture, fixtures and other escrows	15,458	14,420
Due from third party managers, net	7,420	4,391
Other assets, net	4,771	4,763
Total Assets	$908,883	$912,864

Liabilities
Credit facility	$58,600	$45,300
Mortgage debt	217,792	218,719
Accounts payable and accrued expenses	22,289	20,796
Intangible liabilities, net	8,659	8,874
Total Liabilities	307,340	293,689

Shareholders' Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,625,895 and 92,840,914 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,625,895 and 92,840,914 shares, respectively	917,230	919,605
Distributions greater than net income	(315,711)	(300,454)
Total Shareholders' Equity	601,543	619,175
Total Liabilities and Shareholders' Equity	$908,883	$912,864

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
Revenues:
Room revenue	$40,265	$40,240
Other revenue	3,295	2,977
Total revenue	43,560	43,217

Expenses:
Operating expense	12,550	12,225
Hotel administrative expense	3,987	3,918
Sales and marketing	3,549	3,570
Utilities	1,936	1,947
Repair and maintenance	2,452	2,349
Franchise fees	1,698	1,670
Management fees	1,561	1,534
Property taxes, insurance and other	2,354	2,337
Land lease expense	1,600	1,600
General and administrative	1,231	1,847
Depreciation expense	9,376	9,077
Total expenses	42,294	42,074

Operating income	1,266	1,143

Interest expense, net	(3,736)	(3,411)

Loss before income taxes	(2,470)	(2,268)

Income tax expense	(51)	(50)

Net loss	$(2,521)	$(2,318)

Basic and diluted net loss per common share	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	92,615	93,299

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,521)	$(2,318)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	9,376	9,077
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	78	51
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(3,029)	(3,016)
Increase in other assets, net	(448)	(987)
Increase in accounts payable and accrued expenses	1,718	2,621
Net cash provided by operating activities	5,174	5,428

Cash flows from investing activities:
Capital improvements	(1,613)	(2,889)
Increase in capital improvement reserves	(812)	(975)
Net cash used in investing activities	(2,425)	(3,864)

Cash flows from financing activities:
Net proceeds related to issuance of Units	2,397	2,972
Redemptions of Units	(4,772)	(4,997)
Distributions paid to common shareholders	(12,736)	(12,828)
Net proceeds from existing credit facility	13,300	48,100
Net payments on extinguished credit facilities	0	(73,213)
Proceeds from mortgage debt	0	40,000
Payments of mortgage debt	(981)	(661)
Deferred financing costs	(25)	(937)
Net cash used in financing activities	(2,817)	(1,564)

Net change in cash and cash equivalents	(68)	0

Cash and cash equivalents, beginning of period	68	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets and its operating structure includes two reportable segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. As of March 31, 2013, the Company owned 51 hotels located in 19 states with an aggregate of 5,912 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

Use of Estimates

The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform with the 2013 presentation with no effect on previously reported net income or shareholders’ equity.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three months ended March 31, 2013 or 2012. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

2.  Credit Facility

In March 2012, the Company entered into a $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions.  Interest is payable monthly on the outstanding balance based on an annual rate of either one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus 3.0%, or the prime interest rate plus 2.0%, at the Company’s option.  The Company is also required to pay a fee of 0.35% on the average unused balance of the credit facility.  Under the terms and conditions of the credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The credit facility originally had a maturity date in March 2013.  The Company and the commercial bank amended the credit facility in March 2013 (prior to maturity) to extend the maturity date to April 2013, in anticipation of a further extension which was completed in April 2013.  With the one month extension to April 2013, the facility remains on substantially the same terms as existed prior to the amendment.  See further discussion in Subsequent Events.

Index

At March 31, 2013, the outstanding balance under the credit facility was $58.6 million, and had an interest rate of approximately 3.20%.  The credit facility contains customary affirmative covenants and negative covenants and events of defaults.  It also contains quarterly financial covenants, which include, among others, a minimum tangible net worth, maximum debt limits, distribution and redemption limits, and minimum debt service and fixed charge coverage ratios.  The Company was in compliance with each of these covenants at March 31, 2013.

3.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics which are Level 3 inputs. Market rates take into consideration general market conditions and maturity.  As of March 31, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $276.4 million and $286.2 million. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $264.0 million and $275.4 million.

As of March 31, 2013, the Company had two outstanding interest rate swap agreements that effectively fix the interest rate on two separate variable rate mortgage loans. The notional balances on these agreements totaled $46.5 million as of March 31, 2013.  One agreement originated in October 2010 had a notional balance of $6.7 million as of March 31, 2013, and matures in October 2015.  An additional agreement originated in January 2012 had a notional balance of $39.9 million as of March 31, 2013 and matures in January 2015. These derivatives are recorded on the Company’s consolidated balance sheet at a combined net fair value of approximately $0.7 million (liability) at March 31, 2013, which is included in accounts payable and accrued expenses in the Company’s consolidated balance sheet.  At December 31, 2012, the Company’s outstanding interest rate swap agreements were recorded at a fair value of $0.8 million (liability) and included in accounts payable and accrued expenses.  The fair value of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash payments (or receipts) which is considered a Level 2 measurement within the Accounting Standards Codification’s fair value hierarchy. The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These derivatives are not designated by the Company as hedges, and the changes in the fair value are recorded to interest expense, net in the consolidated statements of operations.  For the three months ended March 31, 2013, the change in fair value resulted in a net decrease of approximately $0.1 million to interest expense, net.  For the three months ended March 31, 2012, the change in fair value also resulted in a net reduction of approximately $0.1 million to interest expense, net.  The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

4.   Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section, and no new significant related party transactions during the three months ended March 31, 2013.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The Company is party to an advisory agreement with Apple Eight Advisors, Inc. (“A8A”), pursuant to which A8A provides management services to the Company.  A8A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.25 million for both of the three month periods ended March 31, 2013 and 2012.

In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to AFM on behalf of A8A approximately $0.4 million for both of the three months ended March 31, 2013 and 2012. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

Index

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., A8A , Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc., Apple REIT Ten, Inc. and the Company (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

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

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the Merger”).  If the closing conditions to the Merger are satisfied, it is anticipated the Merger will close during the second quarter of 2013.  To maintain the current cost sharing structure, on November 29, 2012, Apple Nine Advisors, Inc. (“A9A”) entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM.  The assignment and transfer is expected to occur immediately after the closing of the Merger.  As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM.  The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A8A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

Also, on November 29, 2012, in connection with the Merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement which is expected to close immediately prior to the closing of the Merger.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

A8A and ASRG are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Included in other assets, net in the Company’s consolidated balance sheet, is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was approximately $1.8 million and $1.9 million at March 31, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three month periods ended March 31, 2013 and 2012, the Company recorded a loss of approximately $52,000 and $39,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Index

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the legal matters discussed herein for all of the Apple REIT Entities was approximately $0.8 million for the three months ended March 31, 2013, of which approximately $0.2 million was allocated to the Company.

5.  Shareholder’s Equity

Unit Redemption Program

In October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Since January 2011, the total redemption requests have exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Since inception of the program through March 31, 2013, the Company has redeemed approximately 7.8 million Units representing $84.1 million, including 0.4 million Units in the amount of $4.8 million and 0.5 million Units in the amount of $5.0 million redeemed during the three months ended March 31, 2013 and 2012, respectively.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to 2011, the Company redeemed 100% of redemption requests.  The following is a summary of Unit redemptions during 2012 and the first quarter of 2013:

			Redemption
Redemption	Requested Unit	Units	Requests not
Date	Redemptions	Redeemed	Redeemed
January 2012	18,910,430	454,405	18,456,025
April 2012	18,397,381	454,638	17,942,743
July 2012	18,607,044	362,553	18,244,491
October 2012	19,112,925	391,142	18,721,783
January 2013	19,485,287	434,573	19,050,714

Dividend Reinvestment Plan

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the three months ended March 31, 2013 and 2012, approximately 0.2 million and 0.3 million Units were issued under the plan representing approximately $2.4 million and $3.0 million in proceeds to the Company, respectively.  Since inception of the plan through March 31, 2013, the Company has issued approximately 9.3 million Units representing approximately $102.3 million in proceeds to the Company.

Distributions

For the three months ended March 31, 2013 and 2012, the Company made distributions of $0.1375 per common share, for a total of $12.7 million and $12.8 million, respectively. In 2013 the Company’s Board of Directors approved a reduction of the monthly distribution rate to $0.038958 ($0.4675 on an annual basis) effective for the distribution paid in April 2013. The Company’s distributions continue to be paid monthly.

Index

6.  Industry Segments

The Company has two reportable segments: the New York hotel and all other hotels. The New York hotel is a full service hotel in New York City, New York. The Company’s other hotels are extended-stay and select service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, other than the New York hotel, the other properties have been aggregated into a single reportable segment. The Company does not allocate corporate-level accounts to its reportable segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the three months ended March 31, 2013 and 2012. Dollar amounts are in thousands.

	For the three months ended March 31, 2013
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$4,826	$38,734	$0	$43,560
Hotel expenses	4,751	26,936	0	31,687
General and administrative expense	0	0	1,231	1,231
Depreciation expense	1,631	7,745	0	9,376
Operating income/(loss)	(1,556)	4,053	(1,231)	1,266
Interest expense, net	0	(3,214)	(522)	(3,736)
Income tax expense	0	(51)	0	(51)
Net income/(loss)	$(1,556)	$788	$(1,753)	$(2,521)

Total assets	$105,714	$801,004	$2,165	$908,883

	For the three months ended March 31, 2012
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$4,653	$38,564	$0	$43,217
Hotel expenses	4,916	26,234	0	31,150
General and administrative expense	0	0	1,847	1,847
Depreciation expense	1,636	7,441	0	9,077
Operating income/(loss)	(1,899)	4,889	(1,847)	1,143
Interest expense, net	0	(2,910)	(501)	(3,411)
Income tax expense	0	(50)	0	(50)
Net income/(loss)	$(1,899)	$1,929	$(2,348)	$(2,318)

Total assets	$110,962	$821,973	$2,765	$935,700

Index

7.  Legal Proceedings and Related Matters

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc. et al. putative class action lawsuit, which was filed on June 20, 2011.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend.  Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013.  The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

The Securities and Exchange Commission (“SEC”) staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company's filings with the SEC beginning in 2008, as well as the Company's review of certain transactions involving the Company and the other Apple REIT Companies.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers.  The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.

8.  Subsequent Events

In April 2013, the Company declared and paid approximately $3.6 million, or $0.038958 per outstanding common share, in distributions to its common shareholders, of which approximately $0.6 million or 59,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 155,000 Units in the amount of $1.7 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 1% of the total 20.6 million requested Units to be redeemed, with approximately 20.4 million requested Units not redeemed.

Index

In April 2013, the Company and the commercial lender amended the Company’s $60 million unsecured credit facility.  The amendment included an extension of the scheduled maturity date from April 2013 to April 2015.  The Company has the right, upon satisfaction of certain conditions including covenant compliance and payment of an extension fee, to further extend the maturity date to April 2016.  Interest is payable monthly based on (a) pricing levels determined by the Company’s ratio of Consolidated Total Indebtedness to Asset Value, as determined quarterly (all capitalized terms are defined within the amended loan agreement), and (b) an annualized rate based on either the one-month LIBOR or the commercial lender’s prime interest rate, as determined at the time of borrowing.  Pricing levels for LIBOR based borrowings will range from 2.25% to 3.00%, plus one-month LIBOR.  The loan agreement also requires a fee ranging from 0.25% to 0.35% on the average unused balance of the credit facility.  The credit facility, as amended, contains the following quarterly financial covenants:

·	Tangible Net Worth must exceed $275 million;

·	Total Debt to Asset Value must not exceed 55%;

·
Distributions, net of proceeds from the Company’s Dividend Reinvestment Program, cannot exceed $12.5 million during any quarter, and quarterly Distributions cannot exceed $0.1169 per share, effective with the second quarter of 2013, unless such Distributions are less than total Funds From Operations for the quarter;

·	Loan balance must not exceed 50% of the Unencumbered Asset Value;

·	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

·	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

Simultaneous with the amendment to the unsecured credit facility in April 2013, the Company entered into a term loan agreement with the same commercial lender, providing for a $5.0 million unsecured loan maturing in July 2013.  The variable rate loan has an applicable interest rate of 2.50% plus one-month LIBOR, equal to 2.70% at origination.  The financial covenants applicable to the Company’s $60 million unsecured credit facility are also applicable to the term loan agreement.  At origination of the amendment and term loan, the Company incurred approximately $0.4 million in loan origination costs, which will be amortized as interest expense over the applicable terms of the loans.  Proceeds of the term loan were used for general working capital purposes, including reduction of the Company’s outstanding balance on its unsecured credit facility, and payment of transaction costs.

In April 2013, the Company entered into a modification of loan terms with the lender for the mortgage note payable jointly secured by the Company’s Burbank, California Residence Inn and Oceanside, California Residence Inn. The mortgage loan’s maturity was extended from January 2015 to January 2017, with an option for the Company to extend the maturity for one additional year.  The mortgage loan’s variable interest rate was reduced from one-month LIBOR plus 4.25% to one-month LIBOR plus 3.24%.  Additionally, effective in January 2015 the loan’s variable rate interest will be further reduced by 0.10%, to an interest rate of one-month LIBOR plus 3.14%.  The mortgage loan had a balance outstanding of approximately $39.9 million at March 31, 2013; interest and principal payments of $65,000 are payable each month through maturity of the loan.  The Company incurred loan modification costs of approximately $0.2 million, which will be amortized as interest expense from date of modification to the loan’s January 2017 maturity date.  To effectively fix the interest rate on the mortgage loan for the period from the original maturity date in January 2015 through the modified maturity date in January 2017, the Company entered into a forward interest rate swap agreement with the same commercial lender, simultaneous with the loan modification agreement.  Under terms of the interest rate swap agreement, the Company agrees, effective in January 2015, to pay a monthly fixed interest rate of 1.10% and receive a floating rate of interest equal to the one-month LIBOR, effectively fixing the interest rate of the modified mortgage loan at 4.24% for the period from January 2015 through maturity in January 2017.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes.  Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classifications as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.  In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.  Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”).  Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States. The Company was initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008.  The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes.  As of March 31, 2013, the Company owned 51 hotels within different markets in the United States.  The Company’s first hotels were acquired on November 9, 2007.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned.  With the significant decline in economic conditions throughout the United States over the 2008 through 2010 time period, overall performance of the Company’s hotels has not met expectations since acquisition.  The hotel industry and the Company has continued to see improvement in revenue as compared to the prior year.  The Company’s growth rate has trailed the industry’s due to certain of its markets trailing average growth.  Most of the trailing markets have been impacted by declines in government spending.  Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single digit percentage increase in revenue for 2013 as compared to 2012 hotels.

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

Index

The following is a summary of the Company’s results for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
		Percent of		Percent of	Percent
(in thousands, except statistical data)	2013	Revenue	2012	Revenue	Change

Total revenue	$43,560	100%	$43,217	100%	1%
Hotel operating expenses	27,733	64%	27,213	63%	2%
Property taxes, insurance and other expense	2,354	5%	2,337	5%	1%
Land lease expense	1,600	4%	1,600	4%	0%
General and administrative expense	1,231	3%	1,847	4%	-33%

Depreciation	9,376		9,077		3%
Interest expense, net	3,736		3,411		10%
Income tax expense	51		50		2%

Number of hotels	51		51		0%
Average Market Yield(1)	130		131		-1%
ADR	$111		$107		4%
Occupancy	68%		69%		-1%
RevPAR	$76		$74		3%
Total rooms sold (2)	363,726		368,863		-1%
Total rooms available (3)	533,469		534,268		0%

(1) Calculated from data provided by Smith Travel Research, Inc.®  Excludes hotels under renovation during the applicable periods.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Legal Proceedings

The term the "Apple REIT Companies" means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc. et al. putative class action lawsuit, which was filed on June 20, 2011.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend.  Plaintiffs filed a Notice of Appeal to the Second Court of Appeals on April 12, 2013.  The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

 Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at March 31, 2013.  All dollar amounts are in thousands.

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

Index

Results of Operations

As of March 31, 2013, the Company owned 51 hotels with 5,912 rooms. The Company’s portfolio of hotels owned is unchanged since 2008.  Hotel performance is impacted by many factors including economic conditions in the United States as well as each locality.  Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry.  As a result, the Company’s revenue improved in the first quarter of 2013 as compared to the same period of 2012 and the Company expects continued improvement in revenue in 2013 as compared to 2012.  The Company’s hotels in general have shown results consistent with their markets and brand averages for the period of ownership.

The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York, New York hotel, the Company has two reportable segments.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended March 31, 2013 and 2012, the Company had total revenue of $43.6 million and $43.2 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $4.8 million or 11% of total revenue for the first quarter of 2013 and $4.7 million or 11% of total revenue for the first quarter of 2012.  For the three months ended March 31, 2013, the hotels achieved combined average occupancy of approximately 68%, ADR of $111 and RevPAR of $76. The New York hotel had average occupancy of 84%, ADR of $254 and RevPAR of $214. For the three months ended March 31, 2012, the hotels achieved combined average occupancy of approximately 69%, ADR of $107 and RevPAR of $74. For the same period, the New York hotel had average occupancy of 85%, ADR of $236 and RevPAR of $200.  RevPAR is calculated as ADR multiplied by the occupancy percentage.  ADR is calculated as room revenue divided by the number of rooms sold.

During the first quarter of 2013, the Company experienced a slight decrease in demand as demonstrated by a 1% decline in average occupancy for its hotels as compared to the same period of 2012.  The Company experienced an increase in ADR of 4% for its hotels during the first quarter of 2013 as compared to the same period of 2012.  The combined factors of 4% growth in ADR and a 1% decrease in average occupancy resulted in a 3% increase in RevPAR for the first quarter of 2013, in comparison to the same period of 2012.  Although certain markets have been negatively impacted by reduced government spending, with overall continued room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue as compared to 2012, with stable to improving demand expected in most markets.  The Company’s hotels continue to be leaders in their respective markets.  The Company’s average Market Yield for the first three months of 2013 and 2012 was 130 and 131, respectively.  The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world.  The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees.  For the three months ended March 31, 2013 and 2012, hotel operating expenses totaled $27.7 million or 64% of total revenue (the New York hotel had operating expenses of $3.0 million or 61% of its total revenue for the quarter) and $27.2 million or 63% of total revenue (the New York hotel had operating expenses of $3.2 million or 68% of its total revenue for the quarter).  Overall results for the three months ended March 31, 2013 reflect the impact of a modest increase in revenues at the Company’s hotels, and the Company’s efforts to control costs.  The slight increase in operating expenses as a percentage of revenue is due primarily to increases in labor benefit costs.  These labor benefit costs are likely to continue to grow at increased rates due to the associated new government regulations surrounding healthcare.  The New York hotel experienced a decrease in several operating costs during the first quarter of 2013, in comparison to the same period of 2012, in part reflecting cost control efforts by the Company and prior year one-time expenses for repairs and maintenance and union contract negotiations.  Certain operating costs such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been successful in reducing, relative to hotel revenues, certain labor costs, hotel supply costs, maintenance costs and utilities by continually monitoring and sharing utilization data across its hotels and management companies.  Although operating expenses will, in general, increase as occupancy or revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Index

Property taxes, insurance, and other expense for the three months ended March 31, 2013 and 2012 totaled $2.4 million and $2.3 million, or 5% of total revenues for the respective periods (of which approximately $313,000 and $290,000 related to the New York hotel, for each respective period).  Property tax expense increased in the first quarter of 2013 due to higher real estate taxes for some properties, arising from upward reassessment of property values by the applicable localities, reflecting an improved economy.  These increases were partially offset by successful appeals of tax assessments at certain locations.  With the improved economy, the Company anticipates continued increases in real estate tax assessments during 2013.  The Company’s New York property will also continue to experience increased costs in future periods, as real estate tax incentives in place at purchase will decline over time.  The Company expects insurance rates for 2013 to increase modestly over 2012.

Land lease expense was $1.6 million for both of the three month periods ended March 31, 2013 and 2012.  This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the New York hotel was $1.5 million for both the first quarter of 2013 and 2012.

General and administrative expense for the three months ended March 31, 2013 and 2012 was $1.2 million and $1.8 million.  The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of loss from its investment in Apple Air Holding LLC, and reporting expenses.  During the three months ended March 31, 2013 and 2012, the Company incurred approximately $0.2 million and $0.5 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC.  The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Companies.  The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers.  The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company’s consolidated financial statements.  At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.  As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Companies.  Total costs for these legal matters for all of the Apple REIT Companies were approximately $0.8 million in the first quarter of 2013.  The Company anticipates it will continue to incur costs associated with these matters.  Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. (the “other Apple REITs”).  Total costs incurred during the three months ended March 31, 2012 were approximately $0.3 million.  In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the potential consolidation transaction at that time.

Depreciation expense was $9.4 million for the first quarter of 2013, and $9.1 million for the first quarter of 2012. The New York hotel incurred depreciation expense of $1.6 million in both of the three month periods ended March 31, 2013 and 2012.  Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned.  The increase for the three month period ended March 31, 2013, in comparison to the same period of 2012, is a result of capital improvements made by the Company during 2012 and the first three months of 2013.

Interest expense, net for the first quarter of 2013 and 2012 was $3.7 million and $3.4 million.  Interest expense for both periods primarily represents interest incurred on mortgage loans and the Company’s credit facilities outstanding during the applicable periods of 2013 and 2012.  The increase in interest expense from 2012 to 2013 primarily reflects higher loan balances outstanding during the first three months of 2013, compared to the first quarter of 2012.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be arm’s length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section, and no new significant related party transactions during the three months ended March 31, 2013.  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships.  However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The Company is party to an advisory agreement with Apple Eight Advisors, Inc. (“A8A”), pursuant to which A8A provides management services to the Company.  A8A provides these management services through an affiliate called Apple Fund Management, LLC (“AFM”), which is a wholly-owned subsidiary of Apple REIT Six, Inc.  An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.25 million for both of the three month periods ended March 31, 2013 and 2012.

In addition to the fees payable to A8A, the Company reimbursed A8A or paid directly to AFM on behalf of A8A approximately $0.4 million for both of the three months ended March 31, 2013 and 2012. The costs are included in general and administrative expenses and are for the Company’s proportionate share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of Apple Six Advisors, Inc., Apple Seven Advisors, Inc., A8A , Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc., (collectively the “Advisors” which are wholly owned by Glade M. Knight). As such, the Advisors provide management services through the use of AFM to, respectively, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc., Apple REIT Ten, Inc. and the Company (collectively the “Apple REIT Entities”).  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described more fully below allows the companies to share costs yet attract and retain superior executives and staff.  The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements.  Amounts reimbursed to AFM include both compensation for personnel and “overhead” (office rent, utilities, benefits, office supplies, etc.) used by the companies.  Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

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

On November 29, 2012, Apple REIT Six, Inc. entered into a merger agreement with a potential buyer that is not affiliated with the Apple REIT Entities or its Advisors (“the Merger”).  If the closing conditions to the Merger are satisfied, it is anticipated the Merger will close during the second quarter of 2013.  To maintain the current cost sharing structure, on November 29, 2012, Apple Nine Advisors, Inc. (“A9A”) entered into an assignment and transfer agreement with Apple REIT Six, Inc. for the transfer of Apple REIT Six, Inc.’s interest in AFM.  The assignment and transfer is expected to occur immediately after the closing of the Merger.  As part of the assignment, A9A and the other Advisors agreed to indemnify the potential buyer for any liabilities related to AFM.  The assignment of AFM’s interest to A9A, if it occurs, will have no impact on the Company’s advisory agreement with A8A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors, excluding Apple REIT Six, Inc. as described above, which will increase the remaining companies’ share of the allocated costs.

Also, on November 29, 2012, in connection with the Merger, Apple REIT Nine, Inc. entered into a transfer agreement with Apple REIT Six, Inc. for the potential acquisition of the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and the assignment of the Fort Worth, Texas office lease agreement which is expected to close immediately prior to the closing of the Merger.  If the closing occurs, any costs associated with the Headquarters and office lease (i.e. office rent, utilities, office supplies, etc.) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. as described above.

A8A and ASRG are 100% owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.  Members of the Company’s Board of Directors are also on the boards of Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Index

Included in other assets, net in the Company’s consolidated balance sheet, is a 24% equity investment in Apple Air Holding, LLC (“Apple Air”). The other members of Apple Air are Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. Through its equity investment the Company has access to Apple Air’s aircraft for asset management and renovation purposes.  The Company’s equity investment was approximately $1.8 million and $1.9 million at March 31, 2013 and December 31, 2012.  The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the three month periods ended March 31, 2013 and 2012, the Company recorded a loss of approximately $52,000 and $39,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein.  The Company also incurs other professional fees such as accounting, auditing and reporting.  These fees are included in general and administrative expense in the Company’s consolidated statements of operations.  To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities.  The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the legal matters discussed herein for all of the Apple REIT Entities was approximately $0.8 million for the three months ended March 31, 2013, of which approximately $0.2 million was allocated to the Company.

Liquidity and Capital Resources

Capital Resources

In March 2012, the Company entered into a $60 million unsecured credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions.  Interest is payable monthly on the outstanding balance based on an annual rate of either one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus 3.0%, or the prime interest rate plus 2.0%, at the Company’s option.  The Company is also required to pay a fee of 0.35% on the average unused balance of the credit facility.  Under the terms and conditions of the credit facility, the Company may make voluntary prepayments in whole or in part, at any time.  The credit facility originally had a maturity date in March 2013.  The Company completed an amendment of the facility in April 2013.  The amendment extends the facility for two years, and in general reduces the interest rate, with the remaining terms remaining substantially the same as existed prior to the amendment.  See further discussion in Subsequent Events.

At March 31, 2013, the outstanding balance under the credit facility was $58.6 million, and had an interest rate of approximately 3.20%.  The credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreement):

·	Tangible Net Worth must exceed $275 million;

·	Total Debt to Asset Value must not exceed 50%;

·
Distributions, net of proceeds from the Company’s Dividend Reinvestment Program, cannot exceed $68 million during any cumulative 12 month period, and quarterly Distributions cannot exceed $0.1375 per share, unless such Distributions are less than total Funds From Operations for the quarter;

·	Loan balance must not exceed 45% of the Unencumbered Asset Value;

·	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

·	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

The Company was in compliance with each of these covenants at March 31, 2013.

Index

Capital Uses

The Company anticipates that its principal sources of liquidity, cash flow from operations, availability under its credit facility and access to credit markets, will be adequate to meet its anticipated liquidity requirements in 2013, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), planned Unit redemptions, capital expenditures and debt service. Although reduced effective with the April 2013 distribution, the Company’s goal is to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company has and will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions further to required levels. If the Company were unable to refinance maturing debt or enter into new borrowing agreements, or if it were to default on its debt, it may be unable to make distributions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income.  Distributions in the first three months of 2013 totaled $12.7 million, and were paid monthly at a rate of $0.045833. For the same three month period, the Company’s cash generated from operations was approximately $5.2 million. This shortfall includes a return of capital and was funded primarily by additional borrowings by the Company.  Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing.  The Company intends to continue paying distributions on a monthly basis. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate which, effective with the Company’s April 2013 distribution, is $0.038958 per common share.  The Board of Directors approved the reduction of the annual distribution rate to $0.4675 effective for the distribution in April 2013.  The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make further adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

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

Since inception of the program through March 31, 2013, the Company has redeemed approximately 7.8 million Units representing $84.1 million, including 0.4 million Units in the amount of $4.8 million and 0.5 million Units in the amount of $5.0 million redeemed during the three months ended March 31, 2013 and 2012, respectively.  As contemplated in the program, beginning with the January 2011 redemption, the scheduled redemption date for the first quarter of 2011, the Company redeemed Units on a pro-rata basis.  Prior to 2011, the Company redeemed 100% of redemption requests.  The following is a summary of Unit redemptions during 2012 and the first quarter of 2013:

			Redemption
Redemption	Requested Unit	Units	Requests not
Date	Redemptions	Redeemed	Redeemed
January 2012	18,910,430	454,405	18,456,025
April 2012	18,397,381	454,638	17,942,743
July 2012	18,607,044	362,553	18,244,491
October 2012	19,112,925	391,142	18,721,783
January 2013	19,485,287	434,573	19,050,714

As noted above, beginning with the January 2011 redemption, the total redemption requests exceeded the authorized amount of redemptions and, as a result, the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.  Currently, the Company plans to redeem under its Unit Redemption Program approximately 1% of weighted average Units during 2013.  The Company has accelerated planned payments under its Unit Redemption Program such that all funds available for redemptions in 2013 will be paid by June 30, 2013.  The priority of redemptions will continue to be made on a pro-rata basis according to the terms of the Unit Redemption Program.  After June 30, 2013 no redemptions are planned for the remainder of the year.

Index

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the three months ended March 31, 2013 and 2012, approximately 0.2 million and 0.3 million Units were issued under the plan representing approximately $2.4 million and $3.0 million in proceeds to the Company, respectively.  Since inception of the plan through March 31, 2013, the Company has issued approximately 9.3 million Units representing approximately $102.3 million in proceeds to the Company.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repairs, replacements and refurbishments and to maintain the Company’s hotels in a competitive position. As of March 31, 2013, the Company held $13.5 million in reserve for capital expenditures. Total capital expenditures in the first three months of 2013 were approximately $1.6 million. The Company anticipates total 2013 capital improvements to be in the range of $15 to $18 million.  The Company does not currently have any existing or planned projects for new development.

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

Subsequent Events

In April 2013, the Company declared and paid approximately $3.6 million, or $0.038958 per outstanding common share, in distributions to its common shareholders, of which approximately $0.6 million or 59,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2013, under the guidelines of the Company’s Unit Redemption Program, the Company redeemed approximately 155,000 Units in the amount of $1.7 million.  As contemplated in the program, the Company redeemed Units on a pro-rata basis, whereby a percentage of each requested redemption was fulfilled at the discretion of the Company’s Board of Directors.  This redemption was approximately 1% of the total 20.6 million requested Units to be redeemed, with approximately 20.4 million requested Units not redeemed.

Index

In April 2013, the Company and the commercial lender amended the Company’s $60 million unsecured credit facility.  The amendment included an extension of the scheduled maturity date from April 2013 to April 2015.  The Company has the right, upon satisfaction of certain conditions including covenant compliance and payment of an extension fee, to further extend the maturity date to April 2016.  Interest is payable monthly based on (a) pricing levels determined by the Company’s ratio of Consolidated Total Indebtedness to Asset Value, as determined quarterly (all capitalized terms are defined within the amended loan agreement), and (b) an annualized rate based on either the one-month LIBOR or the commercial lender’s prime interest rate, as determined at the time of borrowing.  Pricing levels for LIBOR based borrowings will range from 2.25% to 3.00%, plus one-month LIBOR.  The loan agreement also requires a fee ranging from 0.25% to 0.35% on the average unused balance of the credit facility.  The credit facility, as amended, contains the following quarterly financial covenants:

·	Tangible Net Worth must exceed $275 million;

·	Total Debt to Asset Value must not exceed 55%;

·
Distributions, net of proceeds from the Company’s Dividend Reinvestment Program, cannot exceed $12.5 million during any quarter, and quarterly Distributions cannot exceed $0.1169 per share, effective with the second quarter of 2013, unless such Distributions are less than total Funds From Operations for the quarter;

·	Loan balance must not exceed 50% of the Unencumbered Asset Value;

·	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

·	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

Simultaneous with the amendment to the unsecured credit facility in April 2013, the Company entered into a term loan agreement with the same commercial lender, providing for a $5.0 million unsecured loan maturing in July 2013.  The variable rate loan has an applicable interest rate of 2.50% plus one-month LIBOR, equal to 2.70% at origination.  The financial covenants applicable to the Company’s $60 million unsecured credit facility are also applicable to the term loan agreement.  At origination of the amendment and term loan, the Company incurred approximately $0.4 million in loan origination costs, which will be amortized as interest expense over the applicable terms of the loans.  Proceeds of the term loan were used for general working capital purposes, including reduction of the Company’s outstanding balance on its unsecured credit facility, and payment of transaction costs.

In April 2013, the Company entered into a modification of loan terms with the lender for the mortgage note payable jointly secured by the Company’s Burbank, California Residence Inn and Oceanside, California Residence Inn. The mortgage loan’s maturity was extended from January 2015 to January 2017, with an option for the Company to extend the maturity for one additional year.  The mortgage loan’s variable interest rate was reduced from one-month LIBOR plus 4.25% to one-month LIBOR plus 3.24%.  Additionally, effective in January 2015 the loan’s variable rate interest will be further reduced by 0.10%, to an interest rate of one-month LIBOR plus 3.14%.  The mortgage loan had a balance outstanding of approximately $39.9 million at March 31, 2013; interest and principal payments of $65,000 are payable each month through maturity of the loan.  The Company incurred loan modification costs of approximately $0.2 million, which will be amortized as interest expense from date of modification to the loan’s January 2017 maturity date.  To effectively fix the interest rate on the mortgage loan for the period from the original maturity date in January 2015 through the modified maturity date in January 2017, the Company entered into a forward interest rate swap agreement with the same commercial lender, simultaneous with the loan modification agreement.  Under terms of the interest rate swap agreement, the Company agrees, effective in January 2015, to pay a monthly fixed interest rate of 1.10% and receive a floating rate of interest equal to the one-month LIBOR, effectively fixing the interest rate of the modified mortgage loan at 4.24% for the period from January 2015 through maturity in January 2017.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

With the exception of two interest rate swap transactions, the Company had not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company entered into an interest rate swap in October 2010, with a notional amount at March 31, 2013 of $6.7 million, and based on the London Offered Rate (“LIBOR”), to increase stability and manage interest rate fluctuations related to interest expense on a variable rate loan. Additionally, the Company entered into an interest rate swap in January 2012, with a notional amount at March 31, 2013 of $39.9 million, and based on LIBOR, to increase stability and manage interest rate fluctuations related to a newly originated variable rate loan.  Neither swap is designated as a hedge, therefore the changes in the fair market values of each swap transaction are recorded in earnings. The Company recognized a net gain of approximately $0.1 million in the first three months of 2013 from the combined changes in fair value of the two derivative instruments.

As of March 31, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility and due to its variable interest rate term loans. The Company had an outstanding balance of $58.6 million on its $60.0 million credit facility at March 31, 2013, and to the extent it utilizes the credit facility, the Company will be exposed to changes in short-term interest rates. Additionally, the outstanding balance of the Company’s variable rate term loans was $46.5 million at March 31, 2013. Based on these outstanding balances at March 31, 2013, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by approximately $1.1 million, with all other factors remaining the same. The Company’s cash balance at March 31, 2013 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The term the “Apple REIT Companies” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On December 13, 2011, the United States District Court for the Eastern District of New York ordered that three putative class actions, Kronberg, et al. v. David Lerner Associates, Inc., et al., Kowalski v. Apple REIT Ten, Inc., et al., and Leff v. Apple REIT Ten, Inc., et al., be consolidated and amended the caption of the consolidated matter to be In re Apple REITs Litigation. The District Court also appointed lead plaintiffs and lead counsel for the consolidated action and ordered lead plaintiffs to file and serve a consolidated complaint by February 17, 2012. The Company was previously named as a party in the Kronberg, et al. v. David Lerner Associates, Inc. et al. putative class action lawsuit, which was filed on June 20, 2011.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation.  The briefing period for the motions to dismiss was completed on July 13, 2012.

By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend.  Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013.  The Company believes that any claims against it, its officers and directors and other Apple REIT Companies are without merit, and intends to defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

Effective in October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to shareholders who have held their Units for at least one year.  Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption.  The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, during 2011, 2012 and the first three months of 2013, the total redemption requests exceeded the authorized amount of redemptions and the Board of Directors has and will continue to limit the amount of redemptions as it deems prudent.

Index

Since inception of the program through March 31, 2013, the Company has redeemed approximately 7.8 million Units representing $84.1 million.  During the three months ended March 31, 2013, the Company redeemed approximately 0.4 million Units in the amount of $4.8 million.  As contemplated in the program, beginning with the January 2011 redemption, the Company redeemed Units on a pro-rata basis.  Approximately 63%, 48%, 9%, and 4% of requested Units were redeemed in the first, second, third and fourth quarters of 2011, respectively.  Approximately 2% of Units requested were redeemed in each quarter of 2012.  Approximately 2% of the Units requested were redeemed in the first quarter of 2013, leaving approximately 19.1 million Units requested but not redeemed as of the last scheduled redemption date (January 2013).  Prior to 2011, the Company had redeemed 100% of the redemption requests.  The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facility and asset sales from which it can make redemptions.  See the Company’s complete consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of the sources and uses of the Company’s cash flows. The following is a summary of Unit redemptions during 2012 and the first quarter of 2013:

			Redemption
Redemption	Requested Unit	Units	Requests not
Date	Redemptions	Redeemed	Redeemed
January 2012	18,910,430	454,405	18,456,025
April 2012	18,397,381	454,638	17,942,743
July 2012	18,607,044	362,553	18,244,491
October 2012	19,112,925	391,142	18,721,783
January 2013	19,485,287	434,573	19,050,714

The following is a summary of redemptions during the first quarter of 2013 (no redemptions occurred in February and March of 2013):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2013	434,573	$10.98	434,573	(1)

(1) The maximum number of Units that may be redeemed in any 12 month period is limited to up to five percent (5.0%) of the weighted average number of Units outstanding from the beginning of the 12 month period, subject to the Company’s right to change the number of Units to be redeemed.

Index

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
The following materials from Apple REIT Eight, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: May 7, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: May 7, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Index