Form 10-Q
period 2013-06-30
Apple REIT Eight, Inc.
filed 2013-08-08
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of registrant’s common shares outstanding as of August 1, 2013: 92,140,005

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

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE REIT EIGHT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $182,022 and $163,209, respectively	$873,976	$889,222
Cash and cash equivalents	0	68
Restricted cash-furniture, fixtures and other escrows	14,525	14,420
Due from third party managers, net	9,815	4,391
Other assets, net	5,755	4,763
Total Assets	$904,071	$912,864

Liabilities
Credit facilities	$64,790	$45,300
Mortgage debt	216,784	218,719
Accounts payable and accrued expenses	22,916	20,796
Intangible liabilities, net	8,443	8,874
Total Liabilities	312,933	293,689

Shareholders' Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,140,005 and 92,840,914 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,140,005 and 92,840,914 shares, respectively	912,063	919,605
Distributions greater than net income	(320,949)	(300,454)
Total Shareholders' Equity	591,138	619,175
Total Liabilities and Shareholders' Equity	$904,071	$912,864

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Room revenue	$51,590	$49,984	$91,855	$90,224
Other revenue	3,945	3,647	7,240	6,624
Total revenue	55,535	53,631	99,095	96,848

Expenses:
Operating expense	14,089	13,630	26,639	25,855
Hotel administrative expense	4,281	4,145	8,268	8,063
Sales and marketing	4,105	4,032	7,654	7,602
Utilities	2,022	1,981	3,958	3,928
Repair and maintenance	2,746	2,587	5,198	4,936
Franchise fees	2,209	2,124	3,907	3,794
Management fees	1,968	1,895	3,529	3,429
Property taxes, insurance and other	2,484	2,448	4,838	4,785
Land lease expense	1,605	1,603	3,205	3,203
General and administrative	1,558	1,655	2,789	3,502
Depreciation expense	9,437	9,249	18,813	18,326
Total expenses	46,504	45,349	88,798	87,423

Operating income	9,031	8,282	10,297	9,425

Interest expense, net	(3,416)	(3,629)	(7,152)	(7,040)

Income before income taxes	5,615	4,653	3,145	2,385

Income tax expense	(51)	(47)	(102)	(97)

Net income	$5,564	$4,606	$3,043	$2,288

Basic and diluted net income per common share	$0.06	$0.05	$0.03	$0.02

Weighted average common shares outstanding - basic and diluted	92,373	93,105	92,494	93,202

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,043	$2,288
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,813	18,326
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	314	322
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(5,424)	(5,550)
Increase in other assets, net	(865)	(567)
Increase in accounts payable and accrued expenses	2,185	2,731
Net cash provided by operating activities	18,066	17,550

Cash flows from investing activities:
Capital improvements	(3,632)	(7,064)
Decrease (increase) in capital improvement reserves	75	(1,677)
Net cash used in investing activities	(3,557)	(8,741)

Cash flows from financing activities:
Net proceeds related to issuance of Units	4,288	5,775
Redemptions of Units	(12,003)	(9,991)
Distributions paid to common shareholders	(23,538)	(25,630)
Net proceeds from existing credit facilities	19,490	56,500
Net payments on extinguished credit facilities	0	(73,213)
Proceeds from mortgage debt	0	40,000
Payments of mortgage debt	(2,043)	(1,307)
Deferred financing costs	(771)	(943)
Net cash used in financing activities	(14,577)	(8,809)

Net change in cash and cash equivalents	(68)	0

Cash and cash equivalents, beginning of period	68	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes two reportable segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. As of June 30, 2013, the Company owned 51 hotels located in 19 states with an aggregate of 5,914 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

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

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three or six months ended June 30, 2013 or 2012. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

2.  Credit Facilities and Mortgage Debt

In March 2012, the Company entered into a $60 million unsecured revolving credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part at any time.  The Company entered into a modification of this facility during the second quarter of 2013 in order to extend the maturity date of the facility; the Company also increased the available borrowing commitment to $70 million. The credit facility, as amended, matures in April 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to April 2016. Interest payments are due monthly, and the interest rate is equal to either one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 3.00%, depending on the Company’s leverage ratio as calculated under the terms of the credit agreement, or the prime interest rate plus a margin ranging from 1.25% to 2.00%, at the Company’s option. The Company is also required to pay an unused facility fee of 0.25% to 0.35% on the average unused portion of the credit facility.

Index

As of June 30, 2013 and December 31, 2012, the credit facility had an outstanding principal balance of $64.7 million and $45.3 million and an annual interest rate of approximately 2.95% and 3.21%, respectively. The Company incurred loan modification costs of approximately $0.4 million, which will be amortized as interest expense from the date of modification to the loan’s April 2015 maturity date. The credit facility contains customary affirmative covenants and negative covenants and events of defaults. The amended credit facility contains the following quarterly financial covenants (capitalized terms are defined in the loan agreement):

·	Tangible Net Worth must exceed $275 million;

·	Total Debt to Asset Value must not exceed 55%;

·
Distributions, net of proceeds from the Company’s Dividend Reinvestment Program, cannot exceed $16.5 million during the second quarter of 2013 and $12.5 million during any quarter thereafter, and quarterly dividends cannot exceed $0.1169 per share, effective with the second quarter of 2013, unless such Distributions are less than total Funds From Operations for the quarter;

·	Loan balance must not exceed 50% of the Unencumbered Asset Value;

·	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

·	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

The Company was in compliance with each of these covenants at June 30, 2013.

In April 2013, the Company entered into a term loan agreement with the same commercial bank, providing for up to $15 million in unsecured borrowings. Proceeds of the term loan facility were used for general working capital purposes, including reduction of the Company’s outstanding balance on its unsecured credit facility. Borrowings under this facility bore interest at 2.5% plus one-month LIBOR. The financial covenants applicable to the Company’s $70 million unsecured credit facility were also applicable to the term loan agreement. In June 2013, this term loan facility was paid in full and extinguished.

In April 2013, the Company entered into a modification of loan terms with the lender for the mortgage note payable jointly secured by the Company’s Burbank, California Residence Inn and Oceanside, California Residence Inn. The mortgage loan’s maturity was extended from January 2015 to January 2017, with an option for the Company to extend the maturity for one additional year. The mortgage loan’s variable interest rate was reduced from one-month LIBOR plus 4.25% to one-month LIBOR plus 3.24%. Additionally, effective in January 2015 the loan’s variable rate interest will be further reduced by 0.10%, to an interest rate of one-month LIBOR plus 3.14%. The mortgage loan had a balance outstanding of approximately $39.7 million at June 30, 2013; interest and principal payments of $65,000 are payable each month through maturity of the loan. The Company incurred loan modification costs of approximately $0.2 million, which will be amortized as interest expense from date of modification to the loan’s January 2017 maturity date. To effectively fix the interest rate on the mortgage loan for the period from the original maturity date in January 2015 through the modified maturity date in January 2017, the Company entered into a forward interest rate swap agreement with the same commercial lender simultaneous with the loan modification agreement. Under terms of the interest rate swap agreement, the Company agrees, effective in January 2015, to pay a monthly fixed interest rate of 1.10% and receive a floating rate of interest equal to the one-month LIBOR, effectively fixing the interest rate of the modified mortgage loan at 4.24% for the period from January 2015 through maturity in January 2017. The Company also has an interest rate swap through the original maturity of January 2015 that effectively fixes the interest rate from the date of amendment through January 2015 at 4.24%. The notional amounts of the swaps will amortize in tandem with the amortization of the loan.

Index

In June 2013, the Company entered into an $8.3 million secured revolving credit facility with a commercial bank that is available for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. This facility is jointly secured by the Company’s Texarkana, Texas Courtyard and Texarkana, Texas TownePlace Suites. The credit facility matures in June 2014. Interest payments are due monthly, and the interest rate is equal to the greater of the prime interest rate or 4.50%. The Company incurred loan origination costs of approximately $0.1 million, which will be amortized as interest expense from date of origination to the loan’s June 2014 maturity date. As of June 30, 2013, the credit facility had an outstanding principal balance of $0.1 million and an annual interest rate of 4.50%. The credit facility is subject to the same financial covenants as the Company’s unsecured credit facility.

3.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs. Market rates take into consideration general market conditions and maturity.  As of June 30, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $281.6 million and $284.8 million. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $264.0 million and $275.4 million.

As of June 30, 2013, the Company had three outstanding interest rate swap agreements that effectively fix the interest rate on two separate variable-rate mortgage loans. The notional amounts, effective dates, maturity dates, and fair values for these agreements are as follows (all dollars in thousands):

Related property/mortgage	Effective date	Notional amount at 6/30/13	Maturity date	Fair value
Westford Residence Inn	10/1/2010	$6,630	10/1/2015	$(197)
Oceanside Residence Inn/Burbank Residence Inn	1/13/2012	39,675	1/13/2015	(386)
Oceanside Residence Inn/Burbank Residence Inn	1/13/2015	38,440	1/13/2017	245
Total				$(338)

At June 30, 2013 and December 31, 2012, the Company’s outstanding interest rate swap agreements were recorded at a fair value of $0.3 million (liability) and $0.8 million (liability), respectively and were included in accounts payable and accrued expenses. The fair value of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement within the Accounting Standards Codification’s fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These derivatives are not designated by the Company as hedges for accounting purposes, and the changes in the fair value are recorded to interest expense, net in the consolidated statements of operations. For the three months ended June 30, 2013 and 2012, the change in fair value resulted in a net decrease of approximately $0.4 million and a net increase of $0.2 million, respectively, to interest expense, net. For the six months ended June 30, 2013 and 2012, the change in fair value resulted in a net decrease of approximately $0.5 million and a net increase of $0.1 million, respectively, to interest expense, net.

The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

4.   Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party discussed below). The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors (“A8A”), Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On May 14, 2013, Apple REIT Six, Inc. merged with and into an entity that is not affiliated with the Apple REIT Entities or its Advisors. Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple REIT Six, Inc. ceased (the “Merger”). Prior to the Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple REIT Six, Inc. and members of the Company’s Board of Directors were also on the Board of Directors of Apple REIT Six, Inc.

A8A Agreement

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company.  A8A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the Merger became a wholly-owned subsidiary of A9A. This transaction between A9A and Apple REIT Six, Inc. was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.5 million for both the six months ended June 30, 2013 and 2012.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to A8A, the Company reimbursed A8A, or paid directly to AFM on behalf of A8A, approximately $0.8 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of each of the Advisors. Each of the Advisors provides management services through the use of AFM to, respectively, Apple REIT Six, Inc. (prior to the Merger), Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten. In connection with the Merger, effective May 14, 2013, the entire membership interest of Apple REIT Six, Inc. in AFM was transferred and assigned to A9A, which then became the sole member of AFM. As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple REIT Six, Inc. for liabilities related to AFM. The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A8A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple REIT Six, Inc. and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the Merger, on May 13, 2013, Apple REIT Nine, Inc. acquired from Apple REIT Six, Inc. the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement. As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors.

Index

Prior to the Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies. As discussed above, as a result of the Merger, beginning on May 14, 2013, Office Related Costs are now allocated from Apple REIT Nine, Inc. to the other Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors. Each of these companies has agreed to reimburse Apple REIT Nine, Inc. for its share of these costs. From the period May 14, 2013 through June 30, 2013, the Company reimbursed Apple REIT Nine, Inc. approximately $25,000 for its share of Office Related Costs, which are included in general and administrative costs in the Company’s consolidated statements of operations.

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors excluding Apple REIT Six, Inc. and A6 Advisors after the Merger. The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company.  Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger). To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the Legal Proceedings and Related Matters discussed herein for all of the Apple REIT Entities was approximately $1.7 million for the six months ended June 30, 2013, of which approximately $0.4 million was allocated to the Company. Total costs for the six months ended June 30, 2012 for all of the Apple REIT Entities was approximately $3.2 million, of which approximately $0.7 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air. The other current members of Apple Air are Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. In connection with the Merger, on May 13, 2013, Apple REIT Ten, Inc. acquired its membership interest in Apple Air from Apple REIT Six, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.8 million and $1.9 million as of June 30, 2013 and December 31, 2012. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2013 and 2012, the Company recorded a loss of approximately $102,000 and $95,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Index

5.  Shareholder’s Equity

Unit Redemption Program

In October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, since the first quarter of 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent. Effective June 19, 2013, the Board of Directors suspended the Company’s Unit Redemption Program, as it evaluates a potential consolidation transaction in which the Company, Apple REIT Seven, Inc. and Apple REIT Nine, Inc. would be combined (the “Consolidation Transaction”).

Since inception of the program through June 30, 2013, the Company has redeemed approximately 8.5 million Units representing $91.3 million, including 1.1 million Units in the amount of $12.0 million and 0.9 million Units in the amount of $10.0 million redeemed during the six months ended June 30, 2013 and 2012, respectively.  As contemplated in the program, beginning with the first quarter 2011 redemption, the Company redeemed Units on a pro-rata basis.  Prior to 2011, the Company redeemed 100% of redemption requests.  The following is a summary of Unit redemptions during 2012 and the first six months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests not Redeemed at Redemption Date
First Quarter 2012	18,910,430	454,405	18,456,025
Second Quarter 2012	18,397,381	454,638	17,942,743
Third Quarter 2012	18,607,044	362,553	18,244,491
Fourth Quarter 2012	19,112,925	391,142	18,721,783
First Quarter 2013	19,485,287	434,573	19,050,714
Second Quarter 2013	20,938,382	657,736	20,280,646

Dividend Reinvestment Plan

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the six months ended June 30, 2013 and 2012, approximately 0.4 million and 0.5 million Units were issued under the plan representing approximately $4.3 million and $5.8 million in proceeds to the Company, respectively.  Since inception of the plan through June 30, 2013, the Company has issued approximately 9.5 million Units representing approximately $104.2 million in proceeds to the Company.  Effective June 19, 2013, the Board of Directors suspended the Company’s Dividend Reinvestment Plan, as it assesses the Consolidation Transaction.

Distributions

For the three months ended June 30, 2013 and 2012, the Company made distributions of $0.1169 and $0.1375 per common share, for a total of $10.8 million and $12.8 million, respectively.  For the six months ended June 30, 2013 and 2012, the Company made distributions of $0.2544 and $0.2750 per common share, for a total of $23.5 million and $25.6 million, respectively. In 2013, the Company’s Board of Directors approved a reduction of the monthly distribution rate to $0.038958 ($0.4675 on an annual basis) effective for the distribution paid in April 2013. The Company’s distributions continue to be paid monthly.

Index

6.  Industry Segments

The Company has two reportable segments: the New York hotel and all other hotels. The New York hotel is a full service hotel in New York City, New York. The Company’s other hotels are extended-stay and select service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, other than the New York hotel, the other properties have been aggregated into a single reportable segment. The Company does not allocate corporate-level accounts to its reportable segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the three and six months ended June 30, 2013 and 2012. Dollar amounts are in thousands.

	For the three months ended June 30, 2013
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$6,144	$49,391	$0	$55,535
Hotel expenses	5,021	30,488	0	35,509
General and administrative expense	0	0	1,558	1,558
Depreciation expense	1,630	7,807	0	9,437
Operating income/(loss)	(507)	11,096	(1,558)	9,031
Interest expense, net	0	(2,879)	(537)	(3,416)
Income tax expense	0	(51)	0	(51)
Net income/(loss)	$(507)	$8,166	$(2,095)	$5,564

Total assets	$104,364	$797,271	$2,436	$904,071

	For the six months ended June 30, 2013
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$10,970	$88,125	$0	$99,095
Hotel expenses	9,772	57,424	0	67,196
General and administrative expense	0	0	2,789	2,789
Depreciation expense	3,261	15,552	0	18,813
Operating income/(loss)	(2,063)	15,149	(2,789)	10,297
Interest expense, net	0	(6,093)	(1,059)	(7,152)
Income tax expense	0	(102)	0	(102)
Net income/(loss)	$(2,063)	$8,954	$(3,848)	$3,043

Total assets	$104,364	$797,271	$2,436	$904,071

Index

	For the three months ended June 30, 2012
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$5,960	$47,671	$0	$53,631
Hotel expenses	5,186	29,259	0	34,445
General and administrative expense	0	0	1,655	1,655
Depreciation expense	1,655	7,594	0	9,249
Operating income/(loss)	(881)	10,818	(1,655)	8,282
Interest expense, net	0	(3,072)	(557)	(3,629)
Income tax expense	0	(47)	0	(47)
Net income/(loss)	$(881)	$7,699	$(2,212)	$4,606

Total assets	$109,602	$821,168	$2,468	$933,238

	For the six months ended June 30, 2012
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$10,613	$86,235	$0	$96,848
Hotel expenses	10,102	55,493	0	65,595
General and administrative expense	0	0	3,502	3,502
Depreciation expense	3,291	15,035	0	18,326
Operating income/(loss)	(2,780)	15,707	(3,502)	9,425
Interest expense, net	0	(5,982)	(1,058)	(7,040)
Income tax expense	0	(97)	0	(97)
Net income/(loss)	$(2,780)	$9,628	$(4,560)	$2,288

Total assets	$109,602	$821,168	$2,468	$933,238

7.  Legal Proceedings and Related Matters

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

Index

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleges that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees have requested that their brief be due on October 25, 2013. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

The Securities and Exchange Commission (“SEC”) staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company's filings with the SEC beginning in 2008, as well as the Company's review of certain transactions involving the Company and the other Apple REIT Entities. The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company's consolidated financial statements. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution.

8.  Subsequent Events

In July 2013, the Company declared and paid approximately $3.6 million, or $0.038958 per outstanding common share, in distributions to its common shareholders.

On August 7, 2013, after the approval by its Board of Directors, the Company entered into an Agreement and Plan of Merger with Apple REIT Seven, Inc. and Apple REIT Nine, Inc., where Apple REIT Seven, Inc. and the Company would merge into Apple REIT Nine, Inc. Under the Agreement and Plan of Merger, each outstanding Unit of Apple REIT Seven, Inc. would be exchanged for one common share of Apple REIT Nine, Inc. and each outstanding Unit of the Company would be exchanged for 0.85 common shares of Apple REIT Nine, Inc. The transaction is subject to shareholder approval by each of the companies and to customary closing conditions. As a result, there is no assurance that the merger will occur.

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

Overview

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States. The Company was initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes.  As of June 30, 2013, the Company owned 51 hotels within different markets in the United States. The Company’s first hotels were acquired on November 9, 2007.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States over the 2008 through 2010 time period, overall performance of the Company’s hotels has not met expectations since acquisition. The hotel industry and the Company continue to see improvement in revenue as compared to the prior year. The Company’s growth rate has trailed that of the industry due to certain of its markets trailing average growth. Most of the trailing markets have been impacted by declines in government spending. Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to continued high levels of unemployment, the slow pace of the economic recovery in the United States, and the uncertainty surrounding the fiscal policy of the United States, the Company and industry are forecasting a mid-single-digit percentage increase in revenue for 2013 as compared to 2012 revenue.

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

Index

The following is a summary of the Company’s results for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,					Six months ended June 30,
		Percent of		Percent of	Percent		Percent of		Percent of	Percent
(in thousands, except statistical data)	2013	Revenue	2012	Revenue	Change	2013	Revenue	2012	Revenue	Change

Total revenue	$55,535	100%	$53,631	100%	4%	$99,095	100%	$96,848	100%	2%
Hotel operating expenses	31,420	57%	30,394	57%	3%	59,153	60%	57,607	59%	3%
Property taxes, insurance and other expense	2,484	4%	2,448	5%	1%	4,838	5%	4,785	5%	1%
Land lease expense	1,605	3%	1,603	3%	0%	3,205	3%	3,203	3%	0%
General and administrative expense	1,558	3%	1,655	3%	-6%	2,789	3%	3,502	4%	-20%

Depreciation	9,437		9,249		2%	18,813		18,326		3%
Interest expense, net	3,416		3,629		-6%	7,152		7,040		2%
Income tax expense	51		47		9%	102		97		5%

Number of hotels	51		51		0%	51		51		0%
Average Market Yield(1)	127		124		2%	127		126		1%
ADR	$121		$118		3%	$117		$113		4%
Occupancy	79%		78%		1%	74%		74%		0%
RevPAR	$96		$92		4%	$86		$83		4%
Room nights sold (2)	425,765		418,466		2%	789,491		787,329		0%
Room nights available (3)	538,023		534,330		1%	1,071,492		1,068,598		0%

(1) Calculated from data provided by Smith Travel Research, Inc.®  Excludes hotels under renovation during the applicable periods.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Potential Consolidation Transaction

During June 2013, the Boards of Directors of the Company, Apple REIT Seven, Inc. and Apple REIT Nine, Inc. authorized the evaluation of a potential consolidation transaction in which the Company, Apple REIT Seven, Inc. and Apple REIT Nine, Inc. would be combined (the “Consolidation Transaction”). Each of the companies’ respective Board of Directors has designated a special committee consisting of two non-management directors to evaluate the Consolidation Transaction. The special committee of each Board has retained third party financial and legal advisors to assist the special committee in its evaluation of the Consolidation Transaction. Effective June 19, 2013, the Board of Directors suspended the Company’s Dividend Reinvestment and Unit Redemption Programs, as it assesses the Consolidation Transaction.  On August 7, 2013 the Company entered into an Agreement and Plan of Merger with Apple REIT Seven, Inc. and Apple REIT Nine, Inc.  See further discussion in Subsequent Events.

Legal Proceedings

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

Index

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleges that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees have requested that their brief be due on October 25, 2013. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

 Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at June 30, 2013. All dollar amounts are in thousands.

				Date		Purchase
City	State	Brand	Manager	Acquired	Rooms	Price
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Intermountain	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Intermountain	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	204	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Charlottesville	VA	Courtyard	Crestline	6/5/2008	139	27,900
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
					5,914	$950,745

Index

Results of Operations

As of June 30, 2013, the Company owned 51 hotels with 5,914 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors including economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue improved in the three and six-month periods ending June 30, 2013 as compared to the same periods of 2012 and the Company expects continued improvement in revenue in 2013 as compared to 2012. The Company’s hotels in general have shown results consistent with their markets and brand averages for the period of ownership.

The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York, New York hotel, the Company has two reportable segments.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended June 30, 2013 and 2012, the Company had total revenue of $55.5 million and $53.6 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $6.1 million or 11% of total revenue for the second quarter of 2013 and $6.0 million or 11% of total revenue for the first quarter of 2012. For the three months ended June 30, 2013, the hotels achieved combined average occupancy of approximately 79%, ADR of $121 and RevPAR of $96. The New York hotel had average occupancy of 89%, ADR of $312 and RevPAR of $279. For the three months ended June 30, 2012, the hotels achieved combined average occupancy of approximately 78%, ADR of $118 and RevPAR of $92. For the same period, the New York hotel had average occupancy of 88%, ADR of $302 and RevPAR of $267. RevPAR is calculated as ADR multiplied by the occupancy percentage. ADR is calculated as room revenue divided by the number of rooms sold.

For the six months ended June 30, 2013 and 2012, the Company had total revenue of $99.1 million and $96.8 million. Revenue for the New York hotel was $11.0 million or 11% of total revenue for the first half of 2013 and $10.6 million or 11% of total revenue for the first half of 2012. For the six months ended June 30, 2013, the hotels achieved combined average occupancy of approximately 74%, ADR of $117, and RevPAR of $86. The New York hotel had average occupancy of 87%, ADR of $284, and RevPAR of $246. For the six months ended June 30, 2012, the hotels achieved combined average occupancy of approximately 74%, ADR of $113, and RevPAR of $83. The New York hotel had average occupancy of 87%, ADR of $270, and RevPAR of $234.

During the first six months of 2013, the Company experienced demand consistent with the same period of 2012. The Company experienced an increase in ADR of 4% for its hotels during the first six months of 2013 as compared to the same period of 2012. This resulted in a 4% increase in RevPAR for the first six months of 2013, in comparison to the same period of 2012. Although certain markets have been negatively impacted by reduced government spending, with overall continued room rate improvement, the Company and industry are forecasting a mid-single digit percentage increase in revenue as compared to 2012, with stable to improving demand expected in most markets. The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for the first six months of 2013 and 2012 was 127 and 126, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended June 30, 2013 and 2012, hotel operating expenses totaled $31.4 million or 57% of total revenue (the New York hotel had operating expenses of $3.2 million or 53% of its total revenue for the quarter) and $30.4 million or 57% of total revenue (the New York hotel had operating expenses of $3.4 million or 57% of its total revenue for the quarter). For the six months ended June 30, 2013 and 2012, hotel operating expenses totaled $59.2 million or 60% of total revenue (the New York hotel had operating expenses of $6.2 million or 56% of its total revenue for the period) and $57.6 million or 59% of total revenue (the New York hotel had operating expenses of $6.6 million or 62% of its total revenue for the period). Overall results for the six months ended June 30, 2013 reflect the impact of an increase in revenue at the Company’s hotels, and the Company’s efforts to control costs. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been able to reduce, relative to revenue, other more variable costs such as room wages, marketing expenses, and other sales expenses. With the uncertainty associated with government regulation surrounding healthcare, the Company does anticipate increases above revenue rate increases in healthcare costs. The New York hotel experienced a decrease in several operating costs during the first six months of 2013, in comparison to the same period of 2012, in part reflecting cost control efforts by the Company and prior year expenses for repairs and maintenance and union contract negotiations. Although operating expenses will, in general, increase as occupancy or revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Index

Property taxes, insurance, and other expense for the three months ended June 30, 2013 and 2012 totaled $2.5 million and $2.4 million, or 4% and 5% of total revenue for the respective periods (of which approximately $318,000 and $264,000 related to the New York hotel, for each respective period). Property taxes, insurance, and other expense for the both six-month periods ended June 30, 2013 and 2012 totaled $4.8 million, or 5% of total revenue (of which approximately $631,000 and $554,000 related to the New York hotel, for each respective period). Property tax expense increased for some properties in the first six months of 2013, arising from upward reassessment of property values by the applicable localities, reflecting an improved economy. These increases were partially offset by successful appeals of tax assessments at certain locations. With the improved economy, the Company anticipates continued increases in real estate tax assessments during 2013. The Company’s New York property will also continue to experience increased costs in future periods, as real estate tax incentives in place at purchase will decline over time. The Company expects property insurance rates for 2013 to increase modestly over 2012.

Land lease expense was $1.6 million for both of the three-month periods ended June 30, 2013 and 2012, and $3.2 million for both of the six-month periods ended June 30, 2013 and 2012. This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the New York hotel was $1.5 million for both of the three-month periods ended June 30, 2013 and 2012, and $2.9 million for both of the six-month periods ended June 30, 2013 and 2012.

General and administrative expense for the three months ended June 30, 2013 and 2012 was $1.6 million and $1.7 million. For the six months ended June 30, 2013 and 2012, general and administrative expense was $2.8 million and $3.5 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of loss from its investment in Apple Air Holding LLC, and reporting expenses. Legal and potential consolidation costs are described below.

During the six months ended June 30, 2013 and 2012, the Company incurred approximately $0.4 million and $0.7 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC. The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Entities. The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company’s consolidated financial statements. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution. As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Entities. Total costs for these legal matters for all of the Apple REIT Entities were approximately $1.7 million and $3.2 million during the six months ended June 30, 2013 and 2012.  The Company anticipates it will continue to incur costs associated with these matters.

In conjunction with the potential Consolidation Transaction discussed herein, the Company incurred approximately $0.1 million in expenses during the second quarter of 2013. The Company will continue to incur these costs during 2013 if a transaction is pursued. Also, during the fourth quarter of 2011, the Company began to incur costs associated with its evaluation of a prior potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. (the “other Apple REITs”). Total costs incurred during the six months ended June 30, 2012 related to the prior potential consolidation transaction were approximately $0.5 million. In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the prior potential consolidation transaction at that time.

Depreciation expense for the three months ended June 30, 2013 and 2012 was $9.4 million and $9.2 million (of which $1.6 million and $1.7 million related to the New York hotel, for each respective period). For the six months ended June 30, 2013 and 2012, depreciation expense was $18.8 million and $18.3 million (of which $3.3 million related to the New York hotel for both periods). Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned. The increase for the six-month period ended June 30, 2013, in comparison to the same period of 2012, is a result of capital improvements made by the Company during 2012 and the first six months of 2013.

Interest expense, net for the three months ended June 30, 2013 and 2012 was $3.4 million and $3.6 million. Interest expense, net for the six months ended June 30, 2013 and 2012 was $7.2 million and $7.0 million. Interest expense for all periods primarily represents interest incurred on mortgage loans and the Company’s credit facilities outstanding during the applicable periods of 2013 and 2012, net of fair value changes to interest rate swaps. The increase in interest expense from 2012 to 2013 primarily reflects higher loan balances outstanding during the first six months of 2013 compared to same period of 2012.

Index

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the six months ended June 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party discussed below). The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors (“A8A”), Inc., Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. Members of the Company’s Board of Directors are also on the Board of Directors of Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

On May 14, 2013, Apple REIT Six, Inc. merged with and into an entity that is not affiliated with the Apple REIT Entities or its Advisors. Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple REIT Six, Inc. ceased (the “Merger”). Prior to the Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple REIT Six, Inc. and members of the Company’s Board of Directors were also on the Board of Directors of Apple REIT Six, Inc.

A8A Agreement

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. A8A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the Merger became a wholly-owned subsidiary of A9A. This transaction between A9A and Apple REIT Six, Inc. was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple REIT Six, Inc. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.5 million for both the six months ended June 30, 2013 and 2012.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to A8A, the Company reimbursed A8A, or paid directly to AFM on behalf of A8A approximately $0.8 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of each of the Advisors. Each of the Advisors provides management services through the use of AFM to, respectively, Apple REIT Six, Inc. (prior to the Merger), Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Apple REIT Ten. In connection with the Merger, effective May 14, 2013, the entire membership interest of Apple REIT Six, Inc. in AFM was transferred and assigned to A9A, which then became the sole member of AFM. As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple REIT Six, Inc. for liabilities related to AFM. The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A8A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple REIT Six, Inc. and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Index

Also, in connection with the Merger, on May 13, 2013, Apple REIT Nine, Inc. acquired from Apple REIT Six, Inc. the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement. As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors.

Prior to the Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies. As discussed above, as a result of the Merger, beginning on May 14, 2013, Office Related Costs are now allocated from Apple REIT Nine, Inc. to the other Apple REIT Entities and Advisors, excluding Apple REIT Six, Inc. and A6 Advisors. Each of these companies has agreed to reimburse Apple REIT Nine, Inc. for its share of these costs. From the period May 14, 2013 through June 30, 2013, the Company reimbursed Apple REIT Nine, Inc. approximately $25,000 for its share of Office Related Costs, which are included in general and administrative costs in the Company’s consolidated statements of operations.

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors excluding Apple REIT Six, Inc. and A6 Advisors after the Merger. The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger). To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple REIT Six, Inc. and A6 Advisors after the Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities. The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the Legal Proceedings and Related Matters discussed herein for all of the Apple REIT Entities was approximately $1.7 million for the six months ended June 30, 2013, of which approximately $0.4 million was allocated to the Company. Total costs for the six months ended June 30, 2012 for all of the Apple REIT Entities was approximately $3.2 million, of which approximately $0.7 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air. The other current members of Apple Air are Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc. In connection with the Merger, on May 13, 2013, Apple REIT Ten, Inc. acquired its membership interest in Apple Air from Apple REIT Six, Inc. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.8 million and $1.9 million as of June 30, 2013 and December 31, 2012. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the six months ended June 30, 2013 and 2012, the Company recorded a loss of approximately $102,000 and $95,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Index

Liquidity and Capital Resources

Capital Resources

In March 2012, the Company entered into a $60 million unsecured revolving credit facility with a commercial bank that is utilized for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. Under the terms of the credit agreement, the Company may make voluntary prepayments in whole or in part at any time.  The Company entered into a modification of this facility during the second quarter of 2013 in order to extend the maturity date of the facility; the Company also increased the available borrowing commitment to $70 million. The credit facility, as amended, matures in April 2015; however, the Company has the right, upon satisfaction of certain conditions, including covenant compliance and payment of an extension fee, to extend the maturity date to April 2016. Interest payments are due monthly, and the interest rate is equal to one-month LIBOR (the London Inter-Bank Offered Rate for a one-month term) plus a margin ranging from 2.25% to 3.00%, depending on the Company’s leverage ratio as calculated under the terms of the credit agreement, or the prime interest rate plus a margin ranging from 1.25% to 2.00%, at the Company’s option. The Company is also required to pay an unused facility fee of 0.25% to 0.35% on the average unused portion of the credit facility.

As of June 30, 2013 and December 31, 2012, the credit facility had an outstanding principal balance of $64.7 million and $45.3 million and an annual interest rate of approximately 2.95% and 3.21%, respectively.

The credit facility, as amended, contains the following quarterly financial covenants (capitalized terms are defined in the loan agreement):

·	Tangible Net Worth must exceed $275 million;

·	Total Debt to Asset Value must not exceed 55%;

·
Distributions, net of proceeds from the Company’s Dividend Reinvestment Program, cannot exceed $16.5 million during the second quarter of 2013 and $12.5 million during any quarter thereafter, and quarterly dividends cannot exceed $0.1169 per share, effective with the second quarter of 2013, unless such Distributions are less than total Funds From Operations for the quarter;

·	Loan balance must not exceed 50% of the Unencumbered Asset Value;

·	Ratio of Net Operating Income, for the Company’s unencumbered properties compared to an Implied Debt Service for the properties must exceed two; and

·	Ratio of net income before depreciation and interest expense to total Fixed Charges, on a cumulative 12 month basis, must exceed two.

The Company was in compliance with each of these covenants at June 30, 2013.

In June 2013, the Company entered into an $8.3 million secured revolving credit facility with a commercial bank that is available for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. This facility is jointly secured by the Company’s Texarkana, Texas Courtyard and Texarkana, Texas TownePlace Suites.  The credit facility matures in June 2014. Interest payments are due monthly, and the interest rate is equal to the greater of the prime interest rate or 4.50%. The Company incurred loan origination costs of approximately $0.1 million, which will be amortized as interest expense from date of origination to the loan’s June 2014 maturity date. As of June 30, 2013, the credit facility had an outstanding principal balance of $0.1 million and an annual interest rate of 4.50%. The credit facility is subject to the same financial covenants as the Company’s unsecured credit facility.

Index

Capital Uses

The Company anticipates that its principal sources of liquidity, cash flow from operations, availability under its credit facilities and access to credit markets, will be adequate to meet its anticipated liquidity requirements in 2013, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), planned Unit redemptions, capital expenditures and debt service. Although the Board of Directors reduced the Company’s annual distribution rate to $0.4675 effective with the April 2013 distribution, the Company’s goal is to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company has and will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions further to required levels. If the Company were unable to refinance maturing debt or enter into new borrowing agreements, or if it were to default on its debt, it may be unable to make distributions.

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first six months of 2013 totaled $23.5 million, and were paid monthly at a rate of $0.045833 for the first three months of the year and at a rate of $0.038958 thereafter. For the same six-month period, the Company’s cash generated from operations was approximately $18.1 million. This shortfall includes a return of capital and was funded primarily by additional borrowings by the Company. Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. The Company intends to continue paying distributions on a monthly basis. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make further adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

In October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, since the first quarter of 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the number of redemptions as deemed prudent. Effective June 19, 2013, the Board of directors suspended the Company’s Unit Redemption Program, as it assesses the Consolidation Transaction.

Since inception of the program through June 30, 2013, the Company has redeemed approximately 8.5 million Units representing $91.3 million, including 1.1 million Units in the amount of $12.0 million and 0.9 million Units in the amount of $10.0 million redeemed during the six months ended June 30, 2013 and 2012, respectively. As contemplated in the program, beginning with the first quarter 2011 redemption, the Company redeemed Units on a pro-rata basis.  Prior to 2011, the Company redeemed 100% of redemption requests.  The following is a summary of Unit redemptions during 2012 and the first six months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests not Redeemed at Redemption Date
First Quarter 2012	18,910,430	454,405	18,456,025
Second Quarter 2012	18,397,381	454,638	17,942,743
Third Quarter 2012	18,607,044	362,553	18,244,491
Fourth Quarter 2012	19,112,925	391,142	18,721,783
First Quarter 2013	19,485,287	434,573	19,050,714
Second Quarter 2013	20,938,382	657,736	20,280,646

Index

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. During the six months ended June 30, 2013 and 2012, approximately 0.4 million and 0.5 million Units were issued under the plan representing approximately $4.3 million and $5.8 million in proceeds to the Company, respectively. Since inception of the plan through June 30, 2013, the Company has issued approximately 9.5 million Units representing approximately $104.2 million in proceeds to the Company. Effective June 19, 2013, the Board of Directors suspended the Company’s Dividend Reinvestment Plan, as it assesses the Consolidation Transaction.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repairs, replacements and refurbishments and to maintain the Company’s hotels in a competitive position. As of June 30, 2013, the Company held $12.6 million in reserve for capital expenditures. Total capital expenditures in the first six months of 2013 were approximately $3.6 million. The Company anticipates total 2013 capital improvements to be in the range of $14 to $17 million. The Company does not currently have any existing or planned projects for new development.

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

Subsequent Events

In July 2013, the Company declared and paid approximately $3.6 million, or $0.038958 per outstanding common share, in distributions to its common shareholders.

On August 7, 2013, after the approval by its Board of Directors, the Company entered into an Agreement and Plan of Merger with Apple REIT Seven, Inc. and Apple REIT Nine, Inc., where Apple REIT Seven, Inc. and the Company would merge into Apple REIT Nine, Inc. Under the Agreement and Plan of Merger, each outstanding Unit of Apple REIT Seven, Inc. would be exchanged for one common share of Apple REIT Nine, Inc. and each outstanding Unit of the Company would be exchanged for 0.85 common shares of Apple REIT Nine, Inc. The transaction is subject to shareholder approval by each of the companies and to customary closing conditions. As a result, there is no assurance that the merger will occur.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

With the exception of three interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company entered into an interest rate swap in October 2010, with a notional amount at June 30, 2013 of $6.6 million, and based on the London Offered Rate (“LIBOR”), to increase stability and manage interest rate fluctuations related to interest expense on a variable rate loan. The Company entered into a second interest rate swap in January 2012, with a notional amount at June 30, 2013 of $39.7 million, and based on LIBOR, to increase stability and manage interest rate fluctuations related to a newly originated variable rate loan. In connection with the extension of the January 2012 variable rate loan in April 2013, the Company entered into a third agreement, which is a forward interest rate swap that commences upon the maturity of the second interest rate swap discussed above. This third swap agreement had a notional amount of $38.4 million at June 30, 2013. None of these derivative instruments is designated as a hedge, therefore the changes in the fair market values of each swap transaction are recorded in earnings. The Company recognized a net gain of approximately $0.5 million in the first six months of 2013 from the combined changes in fair value of the three derivative instruments.

As of June 30, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility and due to its variable interest rate term loans. The Company had an outstanding balance of $64.8 million on its credit facilities at June 30, 2013, and to the extent it utilizes the credit facilities, the Company will be exposed to changes in short-term interest rates. Additionally, the outstanding balance of the Company’s variable rate term loans was $46.3 million at June 30, 2013. Based on these outstanding balances at June 30, 2013, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by approximately $1.1 million, with all other factors remaining the same. The Company’s cash balance at June 30, 2013 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The term the “Apple REIT Entities” means the Company, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Nine, Inc. and Apple REIT Ten, Inc.

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

On February 17, 2012, lead plaintiffs and lead counsel in the In re Apple REITs Litigation, Civil Action No. 1:11-cv-02919-KAM-JO, filed an amended consolidated complaint in the United States District Court for the Eastern District of New York against the Company, Apple Suites Realty Group, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Ten Advisors, Inc., Apple Fund Management, LLC, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Ten, Inc., their directors and certain officers, and David Lerner Associates, Inc. and David Lerner. The consolidated complaint, which was dismissed in April 2013, was purportedly brought on behalf of all purchasers of Units in the Company and the other Apple REIT Entities, or those who otherwise acquired these Units that were offered and sold to them by David Lerner Associates, Inc., or its affiliates and on behalf of subclasses of shareholders in New Jersey, New York, Connecticut and Florida, and alleges that the Apple REIT Entities “misrepresented the investment objectives of the Apple REITs, the dividend payment policy of the Apple REITs, and the value of their Apple REIT investments.” The consolidated complaint asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as well as claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, negligence, and unjust enrichment, and claims for violation of the securities laws of Connecticut and Florida. The complaint seeks, among other things, certification of a putative nationwide class and the state subclasses, damages, rescission of share purchases and other costs and expenses.

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees have requested that their brief be due on October 25, 2013. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

Effective in October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. As noted below, since the first quarter of 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent. Effective June 19, 2013, the Board of Directors suspended the Company’s Unit Redemption Program, as it evaluates a potential consolidation transaction in which the Company, Apple REIT Seven, Inc. and Apple REIT Nine, Inc. would be combined.

Index

Since inception of the program through June 30, 2013, the Company has redeemed approximately 8.5 million Units representing $91.3 million, including 1.1 million Units in the amount of $12.0 million and 0.9 million Units in the amount of $10.0 million redeemed during the six months ended June 30, 2013 and 2012, respectively. As contemplated in the program, beginning with the first quarter 2011 redemption, the Company redeemed Units on a pro-rata basis. Approximately 63%, 48%, 9%, and 4% of requested Units were redeemed in the first, second, third and fourth quarters of 2011, respectively. Approximately 2% of Units requested were redeemed in each quarter of 2012. Approximately 2% and 3% of the Units requested were redeemed in the first and second quarters of 2013, respectively, leaving approximately 20.3 million Units requested but not redeemed as of the last scheduled redemption date in the second quarter of 2013. Prior to 2011, the Company had redeemed 100% of the redemption requests. The Company has a number of cash sources including cash from operations, dividend reinvestment plan proceeds, borrowings under its credit facility and asset sales from which it can make redemptions. See the Company’s complete consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 included in the Company’s interim financial statements in Item 1 of this Form 10-Q for a description of the sources and uses of the Company’s cash flows. The following is a summary of Unit redemptions during 2012 and the first six months of 2013:

Redemption Date	Total Requested Unit Redemptions at Redemption Date	Units Redeemed	Total Redemption Requests not Redeemed at Redemption Date
First Quarter 2012	18,910,430	454,405	18,456,025
Second Quarter 2012	18,397,381	454,638	17,942,743
Third Quarter 2012	18,607,044	362,553	18,244,491
Fourth Quarter 2012	19,112,925	391,142	18,721,783
First Quarter 2013	19,485,287	434,573	19,050,714
Second Quarter 2013	20,938,382	657,736	20,280,646

The following is a summary of redemptions during the second quarter of 2013 (no redemptions occurred in June of 2013):

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2013	154,675	$10.99	154,675	(1)
May 2013	503,061	$11.00	503,061	(1)

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
The following materials from Apple REIT Eight, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FURNISHED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: August 8, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: August 8, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)