Form 10-Q
period 2013-09-30
Apple REIT Eight, Inc.
filed 2013-11-06
CIK 1387361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of registrant’s common shares outstanding as of November 1, 2013: 92,140,005

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

Index

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements
APPLE REIT EIGHT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Investment in real estate, net of accumulated depreciation of $191,502 and $163,209, respectively	$867,867	$889,222
Cash and cash equivalents	0	68
Restricted cash-furniture, fixtures and other escrows	16,274	14,420
Due from third party managers, net	7,829	4,391
Other assets, net	5,438	4,763
Total Assets	$897,408	$912,864

Liabilities
Credit facilities	$64,590	$45,300
Mortgage debt	215,763	218,719
Accounts payable and accrued expenses	24,449	20,796
Intangible liabilities, net	8,227	8,874
Total Liabilities	313,029	293,689

Shareholders' Equity
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	0	0
Series A preferred stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,140,005 and 92,840,914 shares, respectively	0	0
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 92,140,005 and 92,840,914 shares, respectively	912,063	919,605
Distributions greater than net income	(327,708)	(300,454)
Total Shareholders' Equity	584,379	619,175
Total Liabilities and Shareholders' Equity	$897,408	$912,864

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Room revenue	$52,935	$51,894	$144,790	$142,118
Other revenue	3,960	3,736	11,200	10,360
Total revenue	56,895	55,630	155,990	152,478

Expenses:
Operating expense	14,576	14,184	41,215	40,039
Hotel administrative expense	4,391	4,120	12,659	12,183
Sales and marketing	4,183	4,103	11,837	11,705
Utilities	2,410	2,377	6,368	6,305
Repair and maintenance	2,695	2,461	7,893	7,397
Franchise fees	2,318	2,234	6,225	6,028
Management fees	2,046	2,001	5,575	5,430
Property taxes, insurance and other	2,639	2,484	7,477	7,269
Land lease expense	1,600	1,599	4,805	4,802
General and administrative	1,253	1,548	3,990	4,566
Merger transaction costs	1,253	0	1,305	484
Depreciation expense	9,480	9,287	28,293	27,613
Total expenses	48,844	46,398	137,642	133,821

Operating income	8,051	9,232	18,348	18,657

Interest expense, net	(4,004)	(3,844)	(11,156)	(10,884)

Income before income taxes	4,047	5,388	7,192	7,773

Income tax expense	(39)	(53)	(141)	(150)

Net income	$4,008	$5,335	$7,051	$7,623

Basic and diluted net income per common share	$0.04	$0.06	$0.08	$0.08

Weighted average common shares outstanding - basic and diluted	92,140	92,968	92,375	93,123

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,051	$7,623
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	28,293	27,613
Amortization of deferred financing costs, fair value adjustments and other non-cash expenses, net	379	414
Changes in operating assets and liabilities:
Increase in due from third party managers, net	(3,438)	(3,370)
Increase in other assets, net	(1,340)	(1,076)
Increase in accounts payable and accrued expenses	2,966	5,268
Net cash provided by operating activities	33,911	36,472

Cash flows from investing activities:
Capital improvements	(6,251)	(10,370)
Increase in capital improvement reserves	(1,097)	(2,326)
Net cash used in investing activities	(7,348)	(12,696)

Cash flows from financing activities:
Net proceeds related to issuance of Units	4,288	8,434
Redemptions of Units	(12,003)	(13,977)
Distributions paid to common shareholders	(34,305)	(38,412)
Net proceeds from existing credit facilities	19,290	37,800
Net payments on extinguished credit facilities	0	(73,213)
Proceeds from mortgage debt	0	58,700
Payments of mortgage debt	(3,118)	(1,963)
Deferred financing costs	(783)	(1,145)
Net cash used in financing activities	(26,631)	(23,776)

Net change in cash and cash equivalents	(68)	0

Cash and cash equivalents, beginning of period	68	0

Cash and cash equivalents, end of period	$0	$0

See notes to consolidated financial statements.

Index

APPLE REIT EIGHT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Organization and Summary of Significant Accounting Policies

Organization

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), is a Virginia corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The Company was formed to invest in income-producing real estate in the United States. Initial capitalization occurred on January 22, 2007 and operations began on November 9, 2007 when the Company acquired its first hotels. The Company concluded its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008. The Company’s fiscal year end is December 31. The Company has no foreign operations or assets, and its operating structure includes two reportable segments. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. As of September 30, 2013, the Company owned 51 hotels located in 19 states with an aggregate of 5,914 rooms.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2012 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the twelve month period ending December 31, 2013.

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

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect for the three or nine months ended September 30, 2013 or 2012. As a result, basic and diluted outstanding shares were the same. Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are eligible to be converted to common shares.

Index

2. Merger Agreement

On August 7, 2013, Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”), Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly-owned subsidiary of Apple Nine, and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly-owned subsidiary of Apple Nine, entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”). The Merger Agreement provides for the merger of Apple Seven and Apple Eight with and into Seven Acquisition Sub and Eight Acquisition Sub, respectively, which were formed solely for engaging in the mergers and have not conducted any prior activities. Upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight will cease and Seven Acquisition Sub and Eight Acquisition Sub will be the surviving corporations. Pursuant to the terms of the Merger Agreement, upon completion of the mergers, the current Apple Nine common shares totaling 182,784,131 will remain outstanding and:

•
Each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) will be converted into one (the “Apple Seven exchange ratio”) common share of Apple Nine, or a total of approximately 90,613,633 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Seven will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares; and

•
Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) will be converted into 0.85 (the “Apple Eight exchange ratio”) common share of Apple Nine, or a total of approximately 78,319,004 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Eight will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares.

If the mergers are approved by the shareholders of each of Apple Seven, Apple Eight and Apple Nine and all of the other conditions to the mergers are completed, Apple Eight will record an expense related to the conversion of Apple Eight’s Series B convertible preferred shares into common shares of Apple Nine. Although the final estimate of fair value may vary significantly from these estimates, Apple Nine’s preliminary estimate of the fair value of $9.00 to $11.00 per Apple Nine common share would result in an expense to Apple Eight ranging from approximately $44 million to $54 million.

The Merger Agreement contains various closing conditions, including shareholder approval by Apple Seven, Apple Eight and Apple Nine. As a result, there is no assurance that the mergers will occur. Under the Merger Agreement, Apple Seven, Apple Eight and Apple Nine may terminate the Merger Agreement under certain circumstances; however, each of the companies may be required to pay a fee of $1.7 million, plus reasonable third party expenses, to each of the other companies upon such termination. All costs related to the proposed mergers are being expensed in the period they are incurred and are included in the merger transaction costs in the Company’s consolidated statements of operations. In connection with these activities, the Company incurred approximately $1.3 million in expenses for the nine months ended September 30, 2013.

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

Index

As of September 30, 2013 and December 31, 2012, the credit facility had an outstanding principal balance of $64.5 million and $45.3 million and an annual interest rate of approximately 2.93% and 3.21%, respectively. The Company incurred loan modification costs of approximately $0.4 million, which are being amortized as interest expense from the date of modification to the loan’s April 2015 maturity date. The credit facility contains customary affirmative covenants, negative covenants and events of defaults. The amended credit facility contains the following quarterly financial covenants (capitalized terms are defined in the credit agreement):

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

The Company was in compliance with each of these covenants at September 30, 2013.

In April 2013, the Company entered into a term loan agreement with the same commercial bank providing for up to $15 million in unsecured borrowings. Proceeds of the term loan facility were used for general working capital purposes, including reduction of the Company’s outstanding balance on its unsecured credit facility. Borrowings under this facility bore interest at 2.5% plus one-month LIBOR. In June 2013, this term loan facility was paid in full and extinguished.

In April 2013, the Company entered into a modification of loan terms with the lender for the mortgage note payable jointly secured by the Company’s Burbank, California Residence Inn and Oceanside, California Residence Inn. The mortgage loan’s maturity was extended from January 2015 to January 2017, with an option for the Company to extend the maturity for one additional year. The mortgage loan’s variable interest rate was reduced from one-month LIBOR plus 4.25% to one-month LIBOR plus 3.24%. Additionally, effective in January 2015, the loan’s variable rate interest will be further reduced by 0.10% to an interest rate of one-month LIBOR plus 3.14%. The mortgage loan had a balance outstanding of approximately $39.5 million at September 30, 2013; interest and principal payments of $65,000 are payable each month through maturity of the loan. The Company incurred loan modification costs of approximately $0.2 million, which are being amortized as interest expense from date of modification to the loan’s January 2017 maturity date. To effectively fix the interest rate on the mortgage loan for the period from the original maturity date in January 2015 through the modified maturity date in January 2017, the Company entered into a forward interest rate swap agreement with the same commercial lender simultaneous with the loan modification agreement. Under terms of the interest rate swap agreement, the Company agrees, effective in January 2015, to pay a monthly fixed interest rate of 1.10% and receive a floating rate of interest equal to the one-month LIBOR, effectively fixing the interest rate of the modified mortgage loan at 4.24% for the period from January 2015 through maturity in January 2017. The Company also has an interest rate swap through the original maturity of January 2015 that effectively fixes the interest rate from the date of amendment through January 2015 at 4.24%. The notional amounts of the swaps will amortize in tandem with the amortization of the loan.

In June 2013, the Company entered into an $8.3 million secured revolving credit facility with a commercial bank that is available for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. This facility is jointly secured by the Company’s Texarkana, Texas Courtyard and Texarkana, Texas TownePlace Suites. The credit facility matures in June 2014. Interest payments are due monthly, and the interest rate is equal to the greater of the prime interest rate or 4.50%. The Company incurred loan origination costs of approximately $0.1 million, which are being amortized as interest expense from date of origination to the credit facility’s June 2014 maturity date. As of September 30, 2013, the credit facility had an outstanding principal balance of $0.1 million and an annual interest rate of 4.50%. The credit facility is subject to the same financial covenants as the Company’s unsecured credit facility.

Index

4.  Fair Value of Financial Instruments

The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs. Market rates take into consideration general market conditions and maturity.  As of September 30, 2013, the carrying value and estimated fair value of the Company’s debt was approximately $280.4 million and $290.6 million. As of December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $264.0 million and $275.4 million.

As of September 30, 2013, the Company had three outstanding interest rate swap agreements that effectively fix the interest rate on two separate variable-rate mortgage loans. The notional amounts, effective dates, maturity dates, and fair values for these agreements are as follows (all dollars in thousands):

Related property/mortgage	Effective date	Notional amount at 9/30/13	Maturity date	Fair value
Westford Residence Inn	10/1/2010	$6,593	10/1/2015	$(186)
Oceanside Residence Inn/Burbank Residence Inn	1/13/2012	39,480	1/13/2015	(357)
Oceanside Residence Inn/Burbank Residence Inn	1/13/2015	38,440	1/13/2017	61
Total				$(482)

At September 30, 2013 and December 31, 2012, the Company’s outstanding interest rate swap agreements were recorded at a fair value of $0.5 million (liability) and $0.8 million (liability), respectively and were included in accounts payable and accrued expenses. The fair value of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement within the Accounting Standards Codification’s fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. These derivatives are not designated by the Company as hedges for accounting purposes, and the changes in the fair value are recorded to interest expense, net in the consolidated statements of operations. For each of the three-month periods ended September 30, 2013 and 2012, the change in fair value resulted in a net increase of $0.1 million to interest expense, net. For the nine months ended September 30, 2013 and 2012, the change in fair value resulted in a net decrease of approximately $0.3 million and a net increase of $0.1 million, respectively, to interest expense, net.

The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.   Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party and the Merger Agreement and related transactions discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

Index

The term the “Apple REIT Entities” means Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”) and Apple REIT Ten, Inc. (“Apple Ten”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple Seven, Apple Nine and Apple Ten. Members of the Company’s Board of Directors are also on the Board of Directors of Apple Seven, Apple Nine and Apple Ten.

On May 14, 2013, Apple Six merged with and into an entity that is not affiliated with the Apple REIT Entities or the Advisors. Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple Six ceased (the “A6 Merger”). Prior to the A6 Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple Six and members of the Company’s Board of Directors were also on the Board of Directors of Apple Six.

ASRG Agreement

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  No fees or expenses were incurred by the Company during the nine months ended September 30, 2013 and 2012 under this contract.

A8A Agreement

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. A8A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the A6 Merger became a wholly-owned subsidiary of A9A. This transaction between A9A and Apple Six was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple Six. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.8 million for each of the nine-month periods ended September 30, 2013 and 2012.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to A8A, the Company reimbursed to A8A, or paid directly to AFM on behalf of A8A, approximately $1.3 million for both of the nine-month periods ended September 30, 2013 and 2012. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of each of the Advisors. Each of the Advisors provides management services through the use of AFM to, respectively, Apple Six (prior to the A6 Merger), Apple Seven, Apple Eight, Apple Nine and Apple Ten. In connection with the A6 Merger, effective May 14, 2013, the entire membership interest of Apple Six in AFM was transferred and assigned to A9A, which then became the sole member of AFM. As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple Six for liabilities related to AFM. The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A8A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the A6 Merger, on May 13, 2013, Apple Nine acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement. As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.

Index

Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies. As discussed above, as a result of the A6 Merger, beginning on May 14, 2013, Office Related Costs are now allocated from Apple Nine to the other Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors. Each of these companies has agreed to reimburse Apple Nine for its share of these costs. From the period May 14, 2013 through September 30, 2013, the Company reimbursed Apple Nine approximately $0.1 million for its share of Office Related Costs, which are included in general and administrative costs in the Company’s consolidated statements of operations.

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger. The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger). To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities (excluding Apple Six after the A6 Merger). The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the Legal Proceedings and Related Matters discussed herein for all of the Apple REIT Entities was approximately $2.2 million for the nine months ended September 30, 2013, of which approximately $0.5 million was allocated to the Company. Total costs for the nine months ended September 30, 2012 for all of the Apple REIT Entities was approximately $5.7 million, of which approximately $1.2 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air. The other current members of Apple Air are Apple Seven, Apple Nine and Apple Ten. In connection with the A6 Merger, on May 13, 2013, Apple Ten acquired its membership interest in Apple Air from Apple Six. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million and $1.9 million as of September 30, 2013 and December 31, 2012. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the nine months ended September 30, 2013 and 2012, the Company recorded a loss of approximately $181,000 and $145,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Index

Merger Agreement and Related Transactions

Concurrently with the execution of the Merger Agreement (as discussed in note 2), on August 7, 2013, Apple Seven, Apple Eight and Apple Nine entered into a termination agreement, as amended (the “Termination Agreement”) with Apple Seven Advisors, Inc., A8A, A9A and ASRG, effective immediately before the completion of the mergers. Pursuant to the Termination Agreement, the existing advisory agreements and property acquisition/disposition agreements with respect to Apple Seven, Apple Eight and Apple Nine will be terminated. The Termination Agreement does not provide for any separate payments to be made in connection with the termination of the existing advisory agreements and property acquisition/disposition agreements. As a result, if the merger is completed, Apple Seven, Apple Eight and Apple Nine will no longer pay the various fees currently paid to its respective advisors.

6.  Shareholder’s Equity

Unit Redemption Program

In October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. On June 27, 2013, the Company announced the suspension of its Unit Redemption Program as it evaluated the potential merger transaction. Under the Merger Agreement, the Company is required to continue the suspension of the program until the Merger Agreement is terminated or the mergers are completed.

Since inception of the program through September 30, 2013, the Company has redeemed approximately 8.5 million Units representing $91.3 million, including 1.1 million Units in the amount of $12.0 million and 1.3 million Units in the amount of $14.0 million redeemed during the nine months ended September 30, 2013 and 2012, respectively. Since the first quarter of 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent. Therefore, as contemplated in the program, beginning with the first quarter 2011 redemption, the Company redeemed Units on a pro-rata basis.  Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of Unit redemptions during 2012 and the first nine months of 2013:

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

Dividend Reinvestment Plan

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception of the plan through September 30, 2013, approximately 9.5 million Units, representing approximately $104.2 million in proceeds to the Company, were issued under the plan. During the nine months ended September 30, 2013 and 2012, approximately 0.4 million and 0.8 million Units were issued under the plan representing approximately $4.3 million and $8.4 million in proceeds to the Company, respectively.  On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the potential merger transaction. Under the Merger Agreement, the Company is required to continue the suspension of the plan until the Merger Agreement is terminated or the mergers are completed.

Index

Distributions

For the three months ended September 30, 2013 and 2012, the Company made distributions of $0.1169 and $0.1375 per common share, for a total of $10.8 million and $12.8 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company made distributions of $0.3712 and $0.4125 per common share, for a total of $34.3 million and $38.4 million, respectively. In 2013, the Company’s Board of Directors approved a reduction of the monthly distribution rate to $0.038958 ($0.4675 on an annual basis) effective for the distribution paid in April 2013. The Company’s distributions continue to be paid monthly.

7.  Industry Segments

The Company has two reportable segments: the New York hotel and all other hotels. The New York hotel is a full service hotel in New York City, New York. The Company’s other hotels are extended-stay and select service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, and each hotel is not individually significant, other than the New York hotel, the other properties have been aggregated into a single reportable segment. The Company does not allocate corporate-level accounts to its reportable segments, including corporate general and administrative expenses, non-operating interest income and interest expense. The following table summarizes the results of operations and assets for each segment for the three and nine months ended September 30, 2013 and 2012. Dollar amounts are in thousands.

	For the three months ended September 30, 2013
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$5,493	$51,402	$0	$56,895
Hotel expenses	5,255	31,603	0	36,858
General and administrative expense	0	0	1,253	1,253
Merger transaction costs	0	0	1,253	1,253
Depreciation expense	1,620	7,860	0	9,480
Operating income/(loss)	(1,382)	11,939	(2,506)	8,051
Interest expense, net	0	(3,431)	(573)	(4,004)
Income tax expense	0	(39)	0	(39)
Net income/(loss)	$(1,382)	$8,469	$(3,079)	$4,008

Total assets	$103,167	$791,888	$2,353	$897,408

	For the nine months ended September 30, 2013
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$16,463	$139,527	$0	$155,990
Hotel expenses	15,027	89,027	0	104,054
General and administrative expense	0	0	3,990	3,990
Merger transaction costs	0	0	1,305	1,305
Depreciation expense	4,881	23,412	0	28,293
Operating income/(loss)	(3,445)	27,088	(5,295)	18,348
Interest expense, net	0	(9,524)	(1,632)	(11,156)
Income tax expense	0	(141)	0	(141)
Net income/(loss)	$(3,445)	$17,423	$(6,927)	$7,051

Total assets	$103,167	$791,888	$2,353	$897,408

Index

	For the three months ended September 30, 2012
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$5,558	$50,072	$0	$55,630
Hotel expenses	5,029	30,534	0	35,563
General and administrative expense	0	0	1,548	1,548
Merger transaction costs	0	0	0	0
Depreciation expense	1,639	7,648	0	9,287
Operating income/(loss)	(1,110)	11,890	(1,548)	9,232
Interest expense, net	0	(3,255)	(589)	(3,844)
Income tax expense	0	(53)	0	(53)
Net income/(loss)	$(1,110)	$8,582	$(2,137)	$5,335

Total assets	$107,948	$815,157	$2,236	$925,341

	For the nine months ended September 30, 2012
	New York,
	New York	All Other
	Hotel	Hotels	Corporate	Consolidated
Total revenue	$16,171	$136,307	$0	$152,478
Hotel expenses	15,131	86,027	0	101,158
General and administrative expense	0	0	4,566	4,566
Merger transaction costs	0	0	484	484
Depreciation expense	4,930	22,683	0	27,613
Operating income/(loss)	(3,890)	27,597	(5,050)	18,657
Interest expense, net	0	(9,237)	(1,647)	(10,884)
Income tax expense	0	(150)	0	(150)
Net income/(loss)	$(3,890)	$18,210	$(6,697)	$7,623

Total assets	$107,948	$815,157	$2,236	$925,341

8.  Legal Proceedings and Related Matters

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

Index

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees filed their Briefs on October 25, 2013. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

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

9.  Subsequent Events

In October 2013, the Company declared and paid approximately $3.6 million, or $0.038958 per outstanding common share, in distributions to its common shareholders.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by use of terms such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “target,” “goal,” “plan,” “should,” “will,” “predict,” “potential,” and similar expressions that convey the uncertainty of future events or outcomes. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company, Apple REIT Seven, Inc. or Apple REIT Nine, Inc. to obtain required shareholder or other third-party approvals required to consummate the proposed mergers, under which Apple REIT Seven, Inc. and Apple REIT Eight, Inc. would be merged with and into wholly owned subsidiaries of Apple REIT Nine, Inc.; the satisfaction or waiver of other conditions in the merger agreement; a material adverse effect on the Company, Apple REIT Seven, Inc. or Apple REIT Nine, Inc.; the outcome of any legal proceedings that may be instituted against the Company, Apple REIT Seven, Inc. or Apple REIT Nine, Inc. and others related to the merger agreement; the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; financing risks; the outcome of current and future litigation, regulatory proceedings or inquiries; changes in laws or regulations or interpretations of current laws and regulations that impact the Company’s business, assets or classifications as a real estate investment trust; and competition within the hotel and real estate industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement that the Company makes speaks only as of the date of this report. The Company undertakes no obligation to publically update or revise any forward-looking statements or cautionary factors, as a result of new information, future events, or otherwise, except as required by law.

Overview

Apple REIT Eight, Inc., together with its wholly owned subsidiaries (the “Company”), was formed to invest in income-producing real estate in the United States. The Company was initially capitalized on January 22, 2007, with its first investor closing on July 27, 2007. The Company completed its best-efforts offering of Units (each Unit consists of one common share and one Series A preferred share) in April 2008. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes.  As of September 30, 2013, the Company owned 51 hotels within different markets in the United States. The Company’s first hotels were acquired on November 9, 2007.

Hotel Operations

Although hotel performance can be influenced by many factors including local competition, local and general economic conditions in the United States and the performance of individual managers assigned to each hotel, performance of the hotels as compared to other hotels within their respective local markets, in general, has met the Company’s expectations for the period owned. With the significant decline in economic conditions throughout the United States over the 2008 through 2010 time period, overall performance of the Company’s hotels has not met expectations since acquisition. The hotel industry and the Company continue to see improvement in revenue as compared to the prior year. The Company’s growth rate has trailed that of the industry due to certain of its markets trailing average growth. Most of the trailing markets have been impacted by declines in government spending. Although there is no way to predict future general economic conditions, and there are several key factors that may continue to negatively affect the economic recovery in the United States and add to general market uncertainty, including but not limited to, the continued high levels of unemployment, the slow pace of the economic recovery in the United States and the ongoing uncertainty surrounding the fiscal policy of the United States (including the “sequester,” tax increases and potential government spending cuts), the Company and industry are forecasting a low to mid-single-digit percentage increase in revenue for 2013 as compared to 2012 revenue, which is expected to continue into 2014.

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

The following is a summary of the Company’s results for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,					Nine months ended September 30,
		Percent of		Percent of	Percent		Percent of		Percent of	Percent
(in thousands, except statistical data)	2013	Revenue	2012	Revenue	Change	2013	Revenue	2012	Revenue	Change

Total revenue	$56,895	100%	$55,630	100%	2%	$155,990	100%	$152,478	100%	2%
Hotel operating expenses	32,619	57%	31,480	57%	4%	91,772	59%	89,087	58%	3%
Property taxes, insurance and other expense	2,639	5%	2,484	4%	6%	7,477	5%	7,269	5%	3%
Land lease expense	1,600	3%	1,599	3%	0%	4,805	3%	4,802	3%	0%
General and administrative expense	1,253	2%	1,548	3%	-19%	3,990	3%	4,566	3%	-13%

Merger transaction costs	1,253		0		n/a	1,305		484		170%
Depreciation	9,480		9,287		2%	28,293		27,613		2%
Interest expense, net	4,004		3,844		4%	11,156		10,884		2%
Income tax expense	39		53		-26%	141		150		-6%

Number of hotels	51		51		0%	51		51		0%
Average Market Yield(1)	125		124		1%	127		126		1%
ADR	$125		$121		3%	$120		$116		3%
Occupancy	78%		78%		0%	75%		75%		0%
RevPAR	$97		$94		3%	$90		$87		3%
Room nights sold (2)	423,313		420,917		1%	1,212,804		1,208,246		0%
Room nights available (3)	543,996		539,868		1%	1,615,488		1,608,466		0%

(1) Calculated from data provided by Smith Travel Research, Inc.®  Excludes hotels under renovation during the applicable periods.
(2) Represents the number of room nights sold during the period.
(3) Represents the number of rooms owned by the Company multiplied by the number of nights in the period.

Merger Agreement

On August 7, 2013, Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”), Apple Seven Acquisition Sub, Inc. (“Seven Acquisition Sub”), a wholly-owned subsidiary of Apple Nine, and Apple Eight Acquisition Sub, Inc. (“Eight Acquisition Sub”), a wholly-owned subsidiary of Apple Nine, entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”). The Merger Agreement provides for the merger of Apple Seven and Apple Eight with and into Seven Acquisition Sub and Eight Acquisition Sub, respectively, which were formed solely for engaging in the mergers and have not conducted any prior activities. Upon completion of the mergers, the separate corporate existence of Apple Seven and Apple Eight will cease and Seven Acquisition Sub and Eight Acquisition Sub will be the surviving corporations. Pursuant to the terms of the Merger Agreement, upon completion of the mergers, the current Apple Nine common shares totaling 182,784,131 will remain outstanding and:

•
Each issued and outstanding unit of Apple Seven (consisting of one Apple Seven common share together with one Apple Seven Series A preferred share) will be converted into one (the “Apple Seven exchange ratio”) common share of Apple Nine, or a total of approximately 90,613,633 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Seven will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Seven exchange ratio, or a total of 5,801,050 common shares; and

•
Each issued and outstanding unit of Apple Eight (consisting of one Apple Eight common share together with one Apple Eight Series A preferred share) will be converted into 0.85 (the “Apple Eight exchange ratio”) common share of Apple Nine, or a total of approximately 78,319,004 common shares (assuming no dissenting shares), and each issued and outstanding Series B convertible preferred share of Apple Eight will be converted into a number of Apple Nine’s common shares equal to 24.17104 multiplied by the Apple Eight exchange ratio, or a total of 4,930,892 common shares.

If the mergers are approved by the shareholders of each of Apple Seven, Apple Eight and Apple Nine and all of the other conditions to the mergers are completed, Apple Eight will record an expense related to the conversion of Apple Eight’s Series B convertible preferred shares into common shares of Apple Nine. Although the final estimate of fair value may vary significantly from these estimates, Apple Nine’s preliminary estimate of the fair value of $9.00 to $11.00 per Apple Nine common share would result in an expense to Apple Eight ranging from approximately $44 million to $54 million.

Index

The Merger Agreement contains various closing conditions, including shareholder approval by Apple Seven, Apple Eight and Apple Nine. As a result, there is no assurance that the mergers will occur. Under the Merger Agreement, Apple Seven, Apple Eight and Apple Nine may terminate the Merger Agreement under certain circumstances; however, each of the companies may be required to pay a fee of $1.7 million, plus reasonable third party expenses, to each of the other companies upon such termination. All costs related to the proposed mergers are being expensed in the period they are incurred and are included in the merger transaction costs in the Company’s consolidated statements of operations. In connection with these activities, the Company incurred approximately $1.3 million in expenses for the nine months ended September 30, 2013.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees filed their Briefs on October 25, 2013. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Index

 Hotels Owned

The following table summarizes the location, brand, manager, date acquired, number of rooms and gross purchase price for each of the 51 hotels the Company owned at September 30, 2013. All dollar amounts are in thousands.

				Date		Purchase
City	State	Brand	Manager	Acquired	Rooms	Price
Birmingham	AL	Homewood Suites	McKibbon	5/23/2008	95	$16,500
Rogers	AR	Fairfield Inn & Suites	Raymond	2/29/2008	99	8,000
Rogers	AR	Residence Inn	Raymond	2/29/2008	88	11,744
Springdale	AR	Residence Inn	Intermountain	3/14/2008	72	5,606
Burbank	CA	Residence Inn	Marriott	5/13/2008	166	50,500
Cypress	CA	Courtyard	Dimension	4/30/2008	180	31,164
Oceanside	CA	Residence Inn	Marriott	5/13/2008	125	28,750
Sacramento	CA	Hilton Garden Inn	Dimension	3/7/2008	154	27,630
San Jose	CA	Homewood Suites	Dimension	7/2/2008	140	21,862
Tulare	CA	Hampton Inn & Suites	Inn Ventures	6/26/2008	86	10,331
Jacksonville	FL	Homewood Suites	McKibbon	6/17/2008	119	23,250
Sanford	FL	SpringHill Suites	LBA	3/14/2008	105	11,150
Tallahassee	FL	Hilton Garden Inn	LBA	1/25/2008	85	13,200
Tampa	FL	TownePlace Suites	McKibbon	6/17/2008	95	11,250
Port Wentworth	GA	Hampton Inn	Newport	1/2/2008	106	10,780
Savannah	GA	Hilton Garden Inn	Newport	7/31/2008	105	12,500
Overland Park	KS	SpringHill Suites	True North	3/17/2008	102	8,850
Overland Park	KS	Residence Inn	True North	4/30/2008	120	15,850
Overland Park	KS	Fairfield Inn & Suites	True North	8/20/2008	110	12,050
Wichita	KS	Courtyard	Intermountain	6/13/2008	90	8,874
Bowling Green	KY	Hampton Inn	Newport	12/6/2007	130	18,832
Marlborough	MA	Residence Inn	True North	1/15/2008	112	20,200
Westford	MA	Hampton Inn & Suites	True North	3/6/2008	110	15,250
Westford	MA	Residence Inn	True North	4/30/2008	108	14,850
Annapolis	MD	Hilton Garden Inn	White	1/15/2008	126	25,000
Kansas City	MO	Residence Inn	True North	4/30/2008	106	17,350
Carolina Beach	NC	Courtyard	Crestline	6/5/2008	144	24,214
Concord	NC	Hampton Inn	Newport	3/7/2008	101	9,200
Dunn	NC	Hampton Inn	McKibbon	1/24/2008	120	12,500
Fayetteville	NC	Residence Inn	Intermountain	5/9/2008	92	12,201
Greensboro	NC	SpringHill Suites	Newport	11/9/2007	82	8,000
Matthews	NC	Hampton Inn	Newport	1/15/2008	92	11,300
Wilmington	NC	Fairfield Inn & Suites	Crestline	12/11/2008	122	14,800
Winston-Salem	NC	Courtyard	McKibbon	5/19/2008	122	13,500
Somerset	NJ	Courtyard	Newport	11/9/2007	162	16,000
New York	NY	Renaissance	Marriott	1/4/2008	204	99,000
Tulsa	OK	Hampton Inn & Suites	Western	12/28/2007	102	10,200
Columbia	SC	Hilton Garden Inn	Newport	9/22/2008	143	21,200
Greenville	SC	Residence Inn	McKibbon	5/19/2008	78	8,700
Hilton Head	SC	Hilton Garden Inn	McKibbon	5/29/2008	104	13,500
Chattanooga	TN	Homewood Suites	LBA	12/14/2007	76	8,600
Texarkana	TX	Courtyard	Intermountain	3/7/2008	90	12,924
Texarkana	TX	TownePlace Suites	Intermountain	3/7/2008	85	9,057
Charlottesville	VA	Courtyard	Crestline	6/5/2008	139	27,900
Chesapeake	VA	Marriott	Crestline	10/21/2008	226	38,400
Harrisonburg	VA	Courtyard	Newport	11/16/2007	125	23,219
Suffolk	VA	Courtyard	Crestline	7/2/2008	92	12,500
Suffolk	VA	TownePlace Suites	Crestline	7/2/2008	72	10,000
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	141	27,100
Virginia Beach	VA	Courtyard	Crestline	6/5/2008	160	39,700
Tukwila	WA	Homewood Suites	Dimension	7/2/2008	106	15,707
					5,914	$950,745

Index

Results of Operations

As of September 30, 2013, the Company owned 51 hotels with 5,914 rooms. The Company’s portfolio of hotels owned is unchanged since 2008. Hotel performance is impacted by many factors including economic conditions in the United States as well as each locality. Although hampered by government spending uncertainty, economic indicators in the United States have shown evidence of a sustainable recovery, which continues to overall positively impact the lodging industry. As a result, the Company’s revenue improved in the three and nine-month periods ending September 30, 2013 as compared to the same periods of 2012 and the Company expects continued improvement in revenue in 2013 as compared to 2012 and into 2014. The Company’s hotels in general have shown results consistent with their markets.

The Company separately evaluates the performance of each of its hotel properties. Due to the significance of the New York, New York hotel, the Company has two reportable segments.

Revenues

The Company’s principal source of revenue is hotel revenue consisting of room and other related revenue. For the three months ended September 30, 2013 and 2012, the Company had total revenue of $56.9 million and $55.6 million. Revenue for the hotel located in New York, New York (the “New York hotel”) was $5.5 million and $5.6 million, or 10% of total revenue for the three months ended September 30, 2013 and 2012. For the three months ended September 30, 2013, the hotels achieved combined average occupancy of approximately 78%, ADR of $125 and RevPAR of $97. The New York hotel had average occupancy of 81%, ADR of $289 and RevPAR of $236. For the three months ended September 30, 2012, the hotels achieved combined average occupancy of approximately 78%, ADR of $121 and RevPAR of $94. For the same period, the New York hotel had average occupancy of 87%, ADR of $264 and RevPAR of $229. RevPAR is calculated as ADR multiplied by the occupancy percentage. ADR is calculated as room revenue divided by the number of rooms sold.

For the nine months ended September 30, 2013 and 2012, the Company had total revenue of $156.0 million and $152.5 million. Revenue for the New York hotel was $16.5 million and $16.2 million, or 11% of total revenue for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013, the hotels achieved combined average occupancy of approximately 75%, ADR of $120, and RevPAR of $90. The New York hotel had average occupancy of 85%, ADR of $286, and RevPAR of $243. For the nine months ended September 30, 2012, the hotels achieved combined average occupancy of approximately 75%, ADR of $116, and RevPAR of $87. For the same period, the New York hotel had average occupancy of 87%, ADR of $268, and RevPAR of $232.

During the first nine months of 2013, the Company experienced demand consistent with the same period of 2012. The Company experienced an increase in ADR of 3% for its hotels during the first nine months of 2013 as compared to the same period of 2012. This resulted in a 3% increase in RevPAR for the first nine months of 2013, in comparison to the same period of 2012. The Company continues to lag industry revenue growth rates due to a higher than average impact from reduced government spending and increased supply in certain markets, however with overall continued room rate improvement, the Company is forecasting a low to mid-single digit percentage increase in revenue for 2013 as compared to 2012. Although the industry is projecting a mid-single digit revenue increase in 2014 as compared to 2013, because of the uncertainty in government spending and new supply in certain markets, the Company is expecting low to mid-single digit increases in 2014. The Company’s hotels continue to be leaders in their respective markets. The Company’s average Market Yield for the first nine months of 2013 and 2012 was 127 and 126, respectively. The Market Yield is a measure of each hotel’s RevPAR compared to the average in the market, with 100 being the average (the index excludes hotels under renovation) and is provided by Smith Travel Research, Inc.®, an independent company that tracks historical hotel performance in most markets throughout the world. The Company will continue to pursue market opportunities to improve revenue.

Index

Expenses

Hotel operating expenses consist of direct room expense, hotel administrative expense, sales and marketing expense, utilities expense, repair and maintenance expense, franchise fees and management fees. For the three months ended September 30, 2013 and 2012, hotel operating expenses totaled $32.6 million and $31.5 million, or 57% of total revenue for each period. The New York hotel had operating expenses of $3.3 million and $3.3 million, or 61% and 59% of its total revenue for the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, hotel operating expenses totaled $91.8 million and $89.1 million, or 59% and 58% of total revenue. The New York hotel had operating expenses of $9.5 million and $9.9 million, or 58% and 61% of its total revenue for the nine months ended September 30, 2013 and 2012. Overall results for the three and nine months ended September 30, 2013 reflect the impact of an increase in revenue at the Company’s hotels and modest increases in room wages and healthcare costs relative to revenue. Certain operating costs, such as management costs, certain utility costs and minimum supply and maintenance costs are relatively fixed in nature. The Company has been able to reduce, relative to revenue, other more variable costs such as marketing expenses and other sales expenses. With the uncertainty associated with new government regulation surrounding healthcare, the Company does anticipate increases above revenue rate increases in healthcare costs. The New York hotel experienced a decrease in several operating costs during the first nine months of 2013, in comparison to the same period of 2012, in part reflecting cost control efforts by the Company and prior year expenses for repairs and maintenance and union contract negotiations. Although operating expenses will, in general, increase as occupancy or revenue increases, the Company has and will continue to work with its management companies to reduce costs as a percentage of revenue where possible while maintaining quality and service levels at each property.

Property taxes, insurance, and other expense for the three months ended September 30, 2013 and 2012 totaled $2.6 million and $2.5 million, or 5% and 4% of total revenue for the respective periods (of which approximately $431,000 and $284,000 related to the New York hotel, for each respective period). Property taxes, insurance, and other expense for the nine months ended September 30, 2013 and 2012 totaled $7.5 million and $7.3 million, or 5% of total revenue for each of the periods (of which approximately $1,062,000 and $838,000 related to the New York hotel, for each respective period). Property tax expense increased for some properties in the first nine months of 2013, arising from upward reassessment of property values by the applicable localities, reflecting an improved economy. These increases were partially offset by successful appeals of tax assessments at certain locations. With the improved economy, the Company anticipates continued increases in real estate tax assessments during 2013. The Company’s New York property will also continue to experience increased costs in future periods, as real estate tax incentives in place at purchase will decline over time. The Company expects property insurance rates for 2013 to increase modestly over 2012.

Land lease expense was $1.6 million for both of the three-month periods ended September 30, 2013 and 2012, and $4.8 million for both of the nine-month periods ended September 30, 2013 and 2012. This expense represents the expense incurred by the Company to lease land for five hotel properties. Land lease expense for the New York hotel was $1.5 million for both of the three-month periods ended September 30, 2013 and 2012, and $4.4 million for both of the nine-month periods ended September 30, 2013 and 2012.

General and administrative expense for the three months ended September 30, 2013 and 2012 was $1.3 million and $1.5 million. For the nine months ended September 30, 2013 and 2012, general and administrative expense was $4.0 million and $4.6 million. The principal components of general and administrative expense are advisory fees and reimbursable expenses, legal fees, accounting fees, the Company’s share of the loss in its investment in Apple Air Holding LLC, and reporting expenses. During the nine months ended September 30, 2013 and 2012, the Company incurred approximately $0.5 million and $1.2 million, respectively in legal costs related to the legal matters discussed herein and continued costs related to responding to requests from the staff of the SEC. The SEC staff has been conducting a non-public investigation, which is focused principally on the adequacy of certain disclosures in the Company’s filings with the SEC beginning in 2008, as well as the Company’s review of certain transactions involving the Company and the other Apple REIT Entities. The Company intends to continue to cooperate with the SEC staff, and it is engaging in a dialogue with the SEC staff concerning these issues and the roles of certain officers. The Company does not believe the issues raised by the SEC staff affect the material accuracy of the Company’s consolidated financial statements. At this time, the Company cannot predict the outcome of this investigation as to the Company or any of its officers, nor can it predict the timing associated with any such conclusion or resolution. As discussed below under Related Parties, the Company shares legal counsel with the other Apple REIT Entities. Total costs for these legal matters for all of the Apple REIT Entities were approximately $2.2 million and $5.7 million during the nine months ended September 30, 2013 and 2012. The Company anticipates it will continue to incur costs associated with these matters.

Index

Merger transaction costs for the three months ended September 30, 2013 and 2012 totaled $1.3 million and $0, and for the nine months ended September 30, 2013 and 2012, were $1.3 million and $0.5 million. Costs incurred during the three and nine months ended September 30, 2013 were in connection with the Merger Agreement discussed herein. The Company will continue to incur these costs until the mergers are completed or the Merger Agreement is terminated. Costs incurred during the nine months ended September 30, 2012 were associated with the Company’s evaluation of a prior potential consolidation transaction with Apple REIT Six, Inc., Apple REIT Seven, Inc. and Apple REIT Nine, Inc. (the “other Apple REITs”). In May 2012, it was determined by the Board of Directors of the Company and the Board of Directors of each of the other Apple REITs not to move forward with the prior potential consolidation transaction at that time.

Depreciation expense for the three months ended September 30, 2013 and 2012 was $9.5 million and $9.3 million (of which $1.6 million related to the New York hotel for both periods). For the nine months ended September 30, 2013 and 2012, depreciation expense was $28.3 million and $27.6 million (of which $4.9 million related to the New York hotel for both periods). Depreciation expense represents the expense of the Company’s hotel buildings and related improvements, and associated furniture, fixtures and equipment, for the respective periods owned. The increase for the nine-month period ended September 30, 2013, in comparison to the same period of 2012, is a result of capital improvements made by the Company during 2012 and the first nine months of 2013.

Interest expense, net for the three months ended September 30, 2013 and 2012 was $4.0 million and $3.8 million. Interest expense, net for the nine months ended September 30, 2013 and 2012 was $11.2 million and $10.9 million. Interest expense for all periods primarily represents interest incurred on mortgage loans and the Company’s credit facilities outstanding during the applicable periods of 2013 and 2012, net of fair value changes to interest rate swaps. The increase in interest expense from 2012 to 2013 primarily reflects higher loan balances outstanding during the first nine months of 2013 compared to same period of 2012.

Related Parties

The Company has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties. The Company’s independent members of the Board of Directors oversee and annually review the Company’s related party relationships (which include the relationships discussed in this section) and are required to approve any significant modifications to the contracts, as well as any new significant related party transactions. There were no changes to the contracts discussed in this section and no new significant related party transactions during the nine months ended September 30, 2013 (other than the transactions related to the completion of Apple REIT Six, Inc.’s merger with a third party and the Merger Agreement and related transactions discussed below).  The Board of Directors is not required to approve each individual transaction that falls under the related party relationships. However, under the direction of the Board of Directors, at least one member of the Company’s senior management team approves each related party transaction.

The term the “Apple REIT Entities” means Apple REIT Six, Inc. (“Apple Six”), Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”) and Apple REIT Ten, Inc. (“Apple Ten”). The term the “Advisors” means Apple Six Advisors, Inc., Apple Seven Advisors, Inc., Apple Eight Advisors, Inc. (“A8A”), Apple Nine Advisors, Inc. (“A9A”), Apple Ten Advisors, Inc., Apple Suites Realty Group, Inc. (“ASRG”) and Apple Six Realty Group, Inc. The Advisors are wholly owned by Glade M. Knight, Chairman and Chief Executive Officer of the Company. Mr. Knight is also Chairman and Chief Executive Officer of Apple Seven, Apple Nine and Apple Ten. Members of the Company’s Board of Directors are also on the Board of Directors of Apple Seven, Apple Nine and Apple Ten.

On May 14, 2013, Apple Six merged with and into an entity that is not affiliated with the Apple REIT Entities or the Advisors. Pursuant to the terms and conditions of the merger agreement, dated as of November 29, 2012, upon completion of the merger, the separate corporate existence of Apple Six ceased (the “A6 Merger”). Prior to the A6 Merger, Glade M. Knight was Chairman and Chief Executive Office of Apple Six and members of the Company’s Board of Directors were also on the Board of Directors of Apple Six.

ASRG Agreement

The Company has a contract with ASRG to acquire and dispose of real estate assets for the Company. A fee of 2% of the gross purchase price or gross sale price in addition to certain reimbursable expenses is paid to ASRG for these services.  No fees or expenses were incurred by the Company during the nine months ended September 30, 2013 and 2012 under this contract.

Index

A8A Agreement

The Company is party to an advisory agreement with A8A, pursuant to which A8A provides management services to the Company. A8A provides these management services through Apple Fund Management, LLC (“AFM”), which immediately after the A6 Merger became a wholly-owned subsidiary of A9A. This transaction between A9A and Apple Six was made with no cash consideration exchanged between the entities. Prior to May 14, 2013, AFM was a wholly-owned subsidiary of Apple Six. An annual advisory fee ranging from 0.1% to 0.25% of total equity proceeds received by the Company, in addition to certain reimbursable expenses as described below, are payable to A8A for these management services. Total advisory fees incurred by the Company under the advisory agreement are included in general and administrative expenses and totaled approximately $0.8 million for each of the nine-month periods ended September 30, 2013 and 2012.

Apple REIT Entities and Advisors Cost Sharing Structure

In addition to the fees payable to A8A, the Company reimbursed to A8A, or paid directly to AFM on behalf of A8A, approximately $1.3 million for both of the nine-month periods ended September 30, 2013 and 2012. The costs are included in general and administrative expenses and are for the Company’s allocated share of the staffing and related costs provided by AFM at the direction of A8A.

AFM is an affiliate of each of the Advisors. Each of the Advisors provides management services through the use of AFM to, respectively, Apple Six (prior to the A6 Merger), Apple Seven, Apple Eight, Apple Nine and Apple Ten. In connection with the A6 Merger, effective May 14, 2013, the entire membership interest of Apple Six in AFM was transferred and assigned to A9A, which then became the sole member of AFM. As part of the assignment, A9A and the other Advisors agreed to indemnify the buyer of Apple Six for liabilities related to AFM. The assignment of AFM’s interest to A9A had no impact on the Company’s advisory agreement with A8A or the process of allocating costs from AFM to the Apple REIT Entities or Advisors as described below, except Apple Six and its advisors, Apple Six Advisors, Inc. and Apple Six Realty Group, Inc. (collectively “A6 Advisors”), no longer participate in the cost sharing arrangement, thereby increasing the remaining companies’ share of the allocated costs.

Also, in connection with the A6 Merger, on May 13, 2013, Apple Nine acquired from Apple Six the Apple REIT Entities’ and Advisors’ headquarters in Richmond, Virginia (“Headquarters”) and assumed the Fort Worth, Texas office lease agreement. As described below, any costs associated with the Headquarters and office lease, including office rent, utilities, office supplies, etc. (“Office Related Costs”) will continue to be allocated to the Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors.

Prior to the A6 Merger, amounts reimbursed to AFM included both compensation for personnel and Office Related Costs used by the companies. As discussed above, as a result of the A6 Merger, beginning on May 14, 2013, Office Related Costs are now allocated from Apple Nine to the other Apple REIT Entities and Advisors, excluding Apple Six and A6 Advisors. Each of these companies has agreed to reimburse Apple Nine for its share of these costs. From the period May 14, 2013 through September 30, 2013, the Company reimbursed Apple Nine approximately $0.1 million for its share of Office Related Costs, which are included in general and administrative costs in the Company’s consolidated statements of operations.

All of the Office Related Costs and costs of AFM are allocated among the Apple REIT Entities and the Advisors, excluding Apple Six and A6 Advisors after the A6 Merger. The allocation of costs is reviewed at least annually by the Compensation Committees of the Apple REIT Entities. In making the allocation, management of each of the entities and their Compensation Committee consider all relevant facts related to each company’s level of business activity and the extent to which each company requires the services of particular personnel of AFM. Such payments are based on the actual costs of the services and are not based on formal record keeping regarding the time these personnel devote to the Company, but are based on a good faith estimate by the employee and/or his or her supervisor of the time devoted by the employee to the Company. Although there is a potential conflict on time allocation of employees due to the fact that a senior manager, officer or staff member will provide services to more than one company, the Company believes that the executives and staff compensation sharing arrangement described above allows the companies to share costs yet attract and retain superior executives and staff. The cost sharing structure also allows each entity to maintain a much more cost effective structure than having separate staffing arrangements. Since the employees of AFM perform services for the Apple REIT Entities and Advisors at the direction of the Advisors, individuals, including executive officers, receive their compensation at the direction of the Advisors and may receive consideration directly from the Advisors.

Index

As part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger). To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies. The amounts due to or from the related Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) are reimbursed or collected and are not significant in amount.

The Company has incurred legal fees associated with the Legal Proceedings and Related Matters discussed herein. The Company also incurs other professional fees such as accounting, auditing and reporting. These fees are included in general and administrative expense in the Company’s consolidated statements of operations. To be cost effective, these services received by the Company are shared as applicable across the other Apple REIT Entities (excluding Apple Six after the A6 Merger). The professionals cannot always specifically identify their fees for one company; therefore management allocates these costs across the companies that benefit from the services. The total costs for the Legal Proceedings and Related Matters discussed herein for all of the Apple REIT Entities was approximately $2.2 million for the nine months ended September 30, 2013, of which approximately $0.5 million was allocated to the Company. Total costs for the nine months ended September 30, 2012 for all of the Apple REIT Entities was approximately $5.7 million, of which approximately $1.2 million was allocated to the Company.

Apple Air Holding, LLC (“Apple Air”) Membership Interest

Included in other assets, net on the Company’s consolidated balance sheet is a 24% equity investment in Apple Air. The other current members of Apple Air are Apple Seven, Apple Nine and Apple Ten. In connection with the A6 Merger, on May 13, 2013, Apple Ten acquired its membership interest in Apple Air from Apple Six. Through its equity investment, the Company has access to Apple Air’s aircraft for asset management and renovation purposes. The Company’s equity investment was approximately $1.7 million and $1.9 million as of September 30, 2013 and December 31, 2012. The Company has recorded its share of income and losses of the entity under the equity method of accounting and adjusted its investment in Apple Air accordingly. For the nine months ended September 30, 2013 and 2012, the Company recorded a loss of approximately $181,000 and $145,000 respectively, as its share of the net loss of Apple Air, which primarily relates to the depreciation of the aircraft, and is included in general and administrative expense in the Company’s consolidated statements of operations.

Merger Agreement and Related Transactions

Concurrently with the execution of the Merger Agreement (as discussed in note 2), on August 7, 2013, Apple Seven, Apple Eight and Apple Nine entered into a termination agreement, as amended (the “Termination Agreement”) with Apple Seven Advisors, Inc., A8A, A9A and ASRG, effective immediately before the completion of the mergers. Pursuant to the Termination Agreement, the existing advisory agreements and property acquisition/disposition agreements with respect to Apple Seven, Apple Eight and Apple Nine will be terminated. The Termination Agreement does not provide for any separate payments to be made in connection with the termination of the existing advisory agreements and property acquisition/disposition agreements. As a result, if the merger is completed, Apple Seven, Apple Eight and Apple Nine will no longer pay the various fees currently paid to its respective advisors.

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

Index

As of September 30, 2013 and December 31, 2012, the credit facility had an outstanding principal balance of $64.5 million and $45.3 million and an annual interest rate of approximately 2.93% and 3.21%, respectively.

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

The Company was in compliance with each of these covenants at September 30, 2013.

In June 2013, the Company entered into an $8.3 million secured revolving credit facility with a commercial bank that is available for working capital, hotel renovations, and other general corporate funding purposes, including the payment of redemptions and distributions. This facility is jointly secured by the Company’s Texarkana, Texas Courtyard and Texarkana, Texas TownePlace Suites.  The credit facility matures in June 2014. Interest payments are due monthly, and the interest rate is equal to the greater of the prime interest rate or 4.50%. The Company incurred loan origination costs of approximately $0.1 million, which are being amortized as interest expense from date of origination to the loan’s June 2014 maturity date. As of September 30, 2013, the credit facility had an outstanding principal balance of $0.1 million and an annual interest rate of 4.50%. The credit facility is subject to the same financial covenants as the Company’s unsecured credit facility.

Capital Uses

The Company anticipates that its principal sources of liquidity, cash flow from operations, availability under its credit facilities and access to credit markets, will be adequate to meet its anticipated liquidity requirements in 2013, including required distributions to shareholders (the Company is not required to make distributions at its current rate for REIT purposes), planned Unit redemptions (if the mergers are not completed), capital expenditures and debt service. Although the Board of Directors reduced the Company’s annual distribution rate to $0.4675 effective with the April 2013 distribution, the Company’s goal is to maintain a relatively stable distribution rate instead of raising and lowering the distribution rate with varying economic cycles. With the depressed financial results of the Company and the lodging industry as compared to pre-recession levels, the Company has and will attempt if necessary to utilize additional financing to achieve this objective. Although the Company has relatively low levels of debt, there can be no assurances it will be successful with this strategy and may need to reduce its distributions further to required levels. If the Company were unable to refinance maturing debt or enter into new borrowing agreements, or if it were to default on its debt, it may be unable to make distributions.

Index

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Distributions in the first nine months of 2013 totaled $34.3 million, and were paid monthly at a rate of $0.045833 for the first three months of the year and at a rate of $0.038958 thereafter. For the same nine-month period, the Company’s cash generated from operations was approximately $33.9 million. This shortfall includes a return of capital and was funded primarily by additional borrowings by the Company. Since a portion of distributions has been funded with borrowed funds, the Company’s ability to maintain its current intended rate of distribution will be primarily based on the ability of the Company’s properties to generate cash from operations at this level, the Company’s ability to utilize currently available financing, or the Company’s ability to obtain additional financing. The Company intends to continue paying distributions on a monthly basis. Since there can be no assurance of the ability of the Company’s properties to provide income at this level, there can be no assurance as to the classification or duration of distributions at the current monthly rate. The Board of Directors monitors the Company’s distribution rate relative to the performance of the hotels on an ongoing basis and may make further adjustments to the distribution rate as determined to be prudent in relation to other cash requirements of the Company.

In October 2008, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders who have held their Units for at least one year. Shareholders may request redemption of Units for a purchase price equal to 92% of the price paid per Unit if the Units have been owned for less than three years, or 100% of the price paid per Unit if the Units have been owned more than three years. The maximum number of Units that may be redeemed in any given year is five percent of the weighted average number of Units outstanding during the 12-month period immediately prior to the date of redemption. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. On June 27, 2013, the Company announced the suspension of its Unit Redemption Program as it evaluated the potential merger transaction. Under the Merger Agreement, the Company is required to continue the suspension of the program until the Merger Agreement is terminated or the mergers are completed.

Since inception of the program through September 30, 2013, the Company has redeemed approximately 8.5 million Units representing $91.3 million, including 1.1 million Units in the amount of $12.0 million and 1.3 million Units in the amount of $14.0 million redeemed during the nine months ended September 30, 2013 and 2012, respectively. Since the first quarter of 2011, the total redemption requests have exceeded the authorized amount of redemptions and, as a result, the Board of Directors has limited the amount of redemptions as deemed prudent. Therefore, as contemplated in the program, beginning with the first quarter 2011 redemption, the Company redeemed Units on a pro-rata basis.  Prior to 2011, the Company redeemed 100% of redemption requests. The following is a summary of Unit redemptions during 2012 and the first nine months of 2013:

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

In the second quarter of 2008, the Company instituted a Dividend Reinvestment Plan for its shareholders. The plan provides a way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 10 million Units for potential issuance under the plan. Since inception of the plan through September 30, 2013, approximately 9.5 million Units, representing approximately $104.2 million in proceeds to the Company, were issued under the plan. During the nine months ended September 30, 2013 and 2012, approximately 0.4 million and 0.8 million Units were issued under the plan representing approximately $4.3 million and $8.4 million in proceeds to the Company, respectively. On June 27, 2013, the Company announced the suspension of its Dividend Reinvestment Plan as it evaluated the potential merger transaction. Under the Merger Agreement, the Company is required to continue the suspension of the plan until the Merger Agreement is terminated or the mergers are completed.

Index

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the hotel management agreements, and under certain loan agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, a percentage of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repairs, replacements and refurbishments and to maintain the Company’s hotels in a competitive position. As of September 30, 2013, the Company held $13.8 million in reserve for capital expenditures. Total capital expenditures in the first nine months of 2013 were approximately $6.3 million. The Company anticipates an additional $15 to $20 million of capital expenditures through 2014. The Company does not currently have any existing or planned projects for new development.

As discussed above in Related Parties, as part of the cost sharing arrangements, the day-to-day transactions may result in amounts due to or from the Apple REIT Entities and Advisors (excluding Apple Six and A6 Advisors after the A6 Merger). To efficiently manage cash disbursements, an individual Apple REIT Entity or Advisor (excluding Apple Six and A6 Advisors after the A6 Merger) may make payments for any or all of the related companies.

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

Subsequent Events

In October 2013, the Company declared and paid approximately $3.6 million, or $0.038958 per outstanding common share, in distributions to its common shareholders.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

With the exception of three interest rate swap transactions, the Company has not engaged in transactions in derivative financial instruments or derivative commodity instruments. The Company entered into an interest rate swap in October 2010, with a notional amount at September 30, 2013 of $6.6 million, and based on the London Offered Rate (“LIBOR”), to increase stability and manage interest rate fluctuations related to interest expense on a variable rate loan. The Company entered into a second interest rate swap in January 2012, with a notional amount at September 30, 2013 of $39.5 million, and based on LIBOR, to increase stability and manage interest rate fluctuations related to a newly originated variable rate loan. In connection with the extension of the January 2012 variable rate loan in April 2013, the Company entered into a third agreement, which is a forward interest rate swap that commences upon the maturity of the second interest rate swap discussed above. This third swap agreement had a notional amount of $38.4 million at September 30, 2013. None of these derivative instruments is designated as a hedge, therefore the changes in the fair market values of each swap transaction are recorded in earnings. The Company recognized a net gain of approximately $0.3 million in the first nine months of 2013 from the combined changes in fair value of the three derivative instruments.

As of September 30, 2013, the Company’s financial instruments were not exposed to significant market risk due to foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to interest rate risk due to possible changes in short term interest rates as it invests its cash or borrows on its credit facility and due to its variable interest rate term loans. The Company had an outstanding balance of $64.6 million on its credit facilities at September 30, 2013, and to the extent it utilizes the credit facilities, the Company will be exposed to changes in short-term interest rates. Additionally, the outstanding balance of the Company’s variable rate term loans was $46.1 million at September 30, 2013. Based on these outstanding balances at September 30, 2013, every 100 basis point change in interest rates can potentially impact the Company’s annual net income by approximately $1.1 million, with all other factors remaining the same. The Company’s cash balance at September 30, 2013 was $0.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013. There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2012, the Company, and the other defendants moved to dismiss the consolidated complaint in the In re Apple REITs Litigation. By Order entered on March 31, 2013 and opinion issued on April 3, 2013, the Court dismissed the consolidated complaint in its entirety with prejudice and without leave to amend. Plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals on April 12, 2013, and filed their Brief for Plaintiffs-Appellants on July 26, 2013. Defendants-Appellees filed their Briefs on October 25, 2013. The Company believes that Plaintiffs’ claims against it, its officers and directors and other Apple REIT Entities were properly dismissed by the lower court, and intends to vigorously defend the judgment as entered. In the event some or all of Plaintiffs’ claims are revived as a result of Plaintiffs’ appeal, the Company will, once again, defend against them vigorously. At this time, the Company cannot reasonably predict the outcome of these proceedings or provide a reasonable estimate of the possible loss or range of loss due to these proceedings, if any.

Item 1A. Risk Factors

The Company faces many risks, a number of which are described under “Risk Factors” in Part I of its 2012 Annual Report and described below. The risks so described may not be the only risks the Company faces. Additional risks of which the Company is not yet aware, or that currently are not significant, may also impair its operations or financial results. If any of the events or circumstances described in the risk factors contained in the Company’s 2012 Annual Report or described below occurs, the business, financial condition or results of operations of the Company could be negatively impacted. The following updates the disclosures from Item 1A. “Risk Factors” previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission, and should be read in conjunction with those risk factors.

Index

The proposed mergers of Apple REIT Seven, Inc. and Apple REIT Eight, Inc. with and into Apple REIT Nine, Inc. present certain risks to the Company’s business and operations.

In August 2013, the Company entered into an agreement and plan of merger with Apple REIT Seven, Inc. and Apple REIT Nine, Inc. under which Apple REIT Seven, Inc. and Apple REIT Eight, Inc. would merge into wholly owned subsidiaries of Apple REIT Nine, Inc. The mergers are expected to be completed in the fourth quarter of 2013 or the first quarter of 2014, although there can be no assurance of completion by any particular date, if at all. Because the mergers are subject to a number of conditions, including required shareholder and other third party approvals and the receipt of certain consents and waivers from third parties, the exact timing of when the mergers will be completed, if at all, cannot be determined at this time.

Prior to closing, the mergers may present certain risks to the Company’s business and operations, including, among other things, that:

•	management’s attention to day-to-day business may be diverted;
•	the Company expects to incur significant transaction costs related to the mergers;
•	if the merger agreement is terminated under certain circumstances, the Company may be required to pay termination fees and reimburse certain expenses; and
•	the merger agreement prohibits the Company from soliciting competing transactions, and places conditions on its ability to negotiate and accept a superior competing transaction.

Index

Item 6. Exhibits

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger, dated as of August 7, 2013, as amended, among Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc., Apple Seven Acquisition Sub, Inc. and Apple Eight Acquisition Sub, Inc. (Incorporated by reference to Annex A to the joint proxy statement/prospectus included in Apple REIT Nine, Inc.’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)
3.2
Bylaws of the Registrant, as amended.  (Incorporated by reference to Exhibit 3.2 to amendment no. 1 to the registrant’s registration statement on Form S-11 (SEC File No. 333-140548) effective July 19, 2007)

10.53
Voting agreement, dated as of August 7, 2013, as amended, by and among Apple REIT Seven, Inc., Apple REIT Eight, Inc., Apple REIT Nine, Inc. and Glade M. Knight (Incorporated by reference to Exhibit 10.7 to Apple REIT Nine, Inc.’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

10.54
Termination Agreement dated as of August 7, 2013, as amended, by and among Apple Seven Advisors, Inc., Apple Eight Advisors, Inc., Apple Nine Advisors, Inc., Apple Suites Realty Group, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc. and Apple REIT Nine, Inc. (Incorporated by reference to Annex G to the joint proxy statement/prospectus included in Apple REIT Nine, Inc.’s registration statement on Form S-4 (SEC File No. 333-191084) originally filed September 11, 2013)

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
The following materials from Apple REIT Eight, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail (FILED HEREWITH)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple REIT Eight, Inc.

By:	/s/ GLADE M. KNIGHT	Date: November 6, 2013
Glade M. Knight,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: November 6, 2013
Bryan Peery,
Chief Financial Officer (Principal Financial and Principal Accounting Officer)